Form 10KSB
period 1999-12-31
NORTH BAY BANCORP/CA
filed 2000-03-30
CIK 1102595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-93365

                                NORTH BAY BANCORP
                                -----------------
                 (Name of Small Business Issuer in its Charter)

             California                                   68-0434802
             ----------                                   ----------
(State or Jurisdiction of incorporation)    (I.R.S. Employer Identification No.)

                 1500 Soscol Avenue, Napa, California 94559-1314
                 -----------------------------------------------
                (Address of principal office including Zip Code)


Issuer's telephone number, including area code:      (707) 257-8585

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                           --------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X   No
                                      -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $15,465,718

State the aggregate market value of Common Stock held by non-affiliates of North Bay Bancorp as of March 1, 2000: $27,734,875

State the number of shares of the North Bay Bancorp's Common Stock outstanding as of March 1, 2000: 1,536,568

Documents Incorporated by Reference:
------------------------------------
1999 Annual Report to Stockholders.                  Part II, Items 6 and 7 and Part III, Item 13

Proxy Statement for 2000 Annual Meeting              Part III, Items 9, 10, 11 and 12
of Shareholders to be filed pursuant to
Regulation 14A.


Transitional Small Business Disclosure Format (Check One: YES [  ] NO [X]


                                                           TABLE OF CONTENTS
PART
Item 1 - Business................................................................................................ 3
Item 2 - Properties..............................................................................................27
Item 3 - Legal Proceedings.......................................................................................28
Item 4 - Submission of Matters to a Vote of Security Holders.....................................................28

PART II
Item 5 - Market for the Bank's Common Stock and Related Security Holder Matters..................................29
Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations...................30
Item 7 - Financial Statements and Supplementary Data.............................................................30
Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................30

PART III
Item 9 - Directors, Executive Officers, Promoters and Control Persons Compliance.................................30
with Section 16(a) of the Exchange Act
Item 10 - Executive Compensation.................................................................................30
Item 11 - Security Ownership of Certain Beneficial Owners and Management.........................................31
Item 12 - Certain Relationships and Related Transactions.........................................................31
Item 13 - Exhibits and Reports on Form 8-K.......................................................................31

                                     PART I

Item 1 - BUSINESS

NORTH BAY BANCORP

General

North Bay Bancorp, headquartered in Napa, California, became the bank holding company of Vintage Bank on November 1, 1999 through a corporate reorganization. In the reorganization, Vintage Bank became the wholly-owned subsidiary of North Bay and the shareholders of Vintage became shareholders of North Bay. North Bay is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System. Currently all operations of North
Bay are conducted through Vintage Bank. Subject to receipt of regulatory approval and the completion of its current public offering of its common stock, North Bay intends to acquire 100% of the outstanding shares of Solano Bank (Proposed), a proposed California chartered banking corporation to be headquartered in Vacaville, California.

Public Stock Offering

On December 22, 1999, North Bay filed a registration statement with the United States Securities and Exchange Commission with respect to a proposed public offering of North Bay common stock for an aggregate consideration of $5,000,000. The registration statement was declared effective on February 9, 2000, and North Bay commenced an offering of up to 200,000 shares of its common stock at a price of $25.00 per share. The minimum and maximum shares that may purchased in connection with the offering are 200 shares and 4,000 shares, respectively.

North Bay is offering its common stock through its and Vintage Bank's officers and directors and the proposed directors of Solano Bank on a best efforts basis and will not seek the assistance of securities dealers in connection with this offering. In soliciting subscriptions North Bay intends to emphasize prospective shareholders who are residents of Solano County as well as a subscriber's potential to do business with, or to direct customers to, Solano Bank in order to establish a significant shareholder constituency in Solano County. Subject to limitations on the minimum and maximum numbers of shares that may be purchased in the offering and the right of North Bay to accept or reject subscriptions in its sole and absolute discretion, preference will be given to subscribers who are residents of Solano County or have the potential to do business with, or to direct customers to, Solano Bank.

The net proceeds of the offering will be utilized by North Bay to invest in Solano Bank. Any excess proceeds not required to capitalize Solano Bank will be used for general corporate purposes and working capital. Such purposes would include, but not be limited to, the payment of operating expenses. If Solano Bank does not receive the requisite regulatory approval, all net proceeds will be used for general corporate purposes and working capital.

North Bay's expenses in connection with this offering are anticipated to aggregate $135,000, including legal fees, accounting fees, the fees of financial consultants and advisors, printing costs and mailing costs. See. Item 5. "MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - Use of Proceeds."


SOLANO BANK (PROPOSED)

North Bay has filed an application with the California Department of Financial Institutions for permission to organize a new state chartered bank in Solano County, California. If approved, Solano Bank will be a member of the Federal Reserve System headquartered in Vacaville, California with branches in Fairfield and Benicia, California. It will be a wholly-owned subsidiary of North Bay. Before acquiring Solano Bank, North Bay must also received the approval of the Board of Governors of the Federal Reserve System.

Bank Organization

In December, 1999 an Application for Permission to Organize Solano Bank was filed with the California Commissioner of Financial Institutions. The Commissioner before approving the application and after completing an investigation to ascertain the matters required by law, must determine that (a) the proposed bank would promote the public convenience and advantage; (b) the proposed capital structure is adequate; and (c) the conditions in Solano County, along with the experience, ability and standing of the proposed directors and officers, afford a reasonable promise of successful operations. This determination by the Commissioner does not constitute a representation or guarantee by the Commissioner that Solano Bank will be successful. Solano Bank cannot proceed to the next stage, including in incorporating under the laws of the State of California until the Commissioner approves the application.

Final  licensing  of  Solano  Bank to  commence  operations  is  dependent  upon compliance with certain conditions and procedures under California law, including completion of North Bay's public offering, Solano Bank being granted membership in the Federal Reserve System and obtaining federal deposit insurance. An application for federal deposit insurance was filed with the FDIC in January 2000. An application for membership in the Federal Reserve System cannot be filed with the Federal Reserve until preliminary approval is received from the Commissioner.

Assuming receipt of all regulatory approvals, and the satisfaction of any conditions contained in the approvals, it is anticipated that Solano Bank will open for business in the second quarter of 2000, or as soon thereafter as is practicable. However, no assurance can be given that all regulatory approvals will be obtained. Without the approval of the Commissioner, the FDIC, and the Federal Reserve System, Solano Bank will not be able to open for business.

Business of Solano Bank  (Proposed)


General

As of the date of this annual report, Solano Bank has not conducted or been authorized to conduct a banking business. Upon issuance of a license to conduct a banking business by the Commissioner, Solano Bank will engage in the general commercial banking business, and will accept checking and savings deposits, make commercial, real estate, auto and other installment and term loans, issue drafts, sell travelers' checks and provide other customary banking services, including note collection and safe deposit box rental. Solano Bank anticipates attracting the majority of its loan and deposit business from the residents and numerous small to medium sized businesses and professional firms located in Fairfield, Vacaville, and Benicia, California and nearby communities within Solano County. Solano Bank does not intend to offer international banking or trust services initially or for the foreseeable future, but it will attempt to make such services available to Solano Bank's customers through correspondent institutions. The deposits of Solano Bank will be insured by the FDIC up to applicable limits. Solano Bank will be a member of the Federal Reserve System.

Management intends that Solano Bank will provide the highest possible level of personalized service to residents and a full range of banking services for businesses and professional firms located in Fairfield, Vacaville, and Benicia and nearby communities within Solano County. Solano Bank will offer a wide range of deposit accounts including "Money Market Deposit" accounts which require minimum balances and frequency of withdrawal limitations. Other accounts offered by Solano Bank will include certificates of deposit of up to 60 months duration, Individual Retirement Accounts and 401(k) and SERP Plans. It is anticipated that Solano Bank will engage in a full range of lending activities, including commercial, consumer/installment and real estate construction loans. It is intended that Solano Bank will direct its commercial lending principally toward businesses whose demands for credit will fall within Solano Bank's lending limit. In the event there are customers whose commercial loan demands exceed Solano Bank 's lending limits, Solano Bank will seek to arrange for such loans on a participation basis with other financial institutions, including Vintage Bank. Solano Bank will offer a variety of consumer loans, including automobile and home equity loans. Solano Bank also anticipates making commercial real estate loans and commercial lines of credit.

Solano Bank further intends to provide some specialized services to its customers. These services will include automated teller machines, courier deposit services to key locations or customers throughout Solano Bank's service area, Small Business Administration loans and extended lobby hours. Solano Bank reserves the right to change its business plan at any time and no assurance can be given that, if Solano Bank's proposed business plan is followed, it will prove successful.


Capital Accounts

The initial capitalization of Solano Bank will be $9,000,000 all of which will be provided by North Bay. North Bay's investment will consist of $3,000,000 from funds dividended to North Bay by Vintage Bank and the net proceeds of the North Bay public offering. The balance will come from financing to be arranged by North Bay from outside sources.

After North Bay's investment, Solano Bank will establish accounts for contributed capital and retained earnings. The following chart shows Solano Bank's initial capitalization. All organizational expenses will be borne by North Bay.

Contributed Capital - 20,000,000 Shares of Common stock          $9,000,000
     authorized, no par value, 900,000 issued
500,000 Shares of Preferred Stock authorized, no shares
     issued or outstanding
Retained earnings                                                       -0-
                                                                 ----------
Total Shareholders' Equity                                       $9,000,000



VINTAGE BANK

General

Vintage Bank is a California corporation organized as a state chartered bank in 1984. Vintage Bank engages in commercial banking business in Napa County, from its main banking office located at 1500 Soscol Avenue in Napa, California. Vintage Bank has two branches, one located at 3271 Browns Valley Road, Napa, California and the other at 3626 Bel Aire Plaza, Napa, California. Automated teller machines are located at all offices, at the Napa Premium Outlets on Freeway Drive in Napa, and at Ranch Market Too in Yountville, providing 24 hour service. Vintage Bank is a member of the STAR, Interlink and PLUS ATM networks, providing customers with access to Point of Sale and ATM service world-wide. Vintage Bank is a member of the Federal Reserve System. The deposits of each depositor of Vintage Bank are insured by the Federal Deposit Insurance Corporation up to the maximum allowed by law.

Vintage Bank offers a full range of commercial banking services to individuals and the business and agricultural communities in Napa County. Vintage Bank emphasizes retail commercial banking operations. Vintage Bank accepts checking and savings deposits, makes consumer, commercial, construction and real estate loans, and provides other customary banking services. Vintage Bank does not offer trust services and does not plan to do so in the near future. There have been no material changes in services offered by Vintage Bank during the past fiscal year. Commencing in early 1993, Vintage Bank made annuities and mutual funds available to its customers through an unaffiliated corporation, Protective Financial and Insurance Services, Inc. These products are currently being offered through Protective Financial and one of its affiliates, ProEquities, Inc. In Solano County, The Vintage Bank also makes securities and insurance products available through Raymond James Financial Services. Under a contractual arrangement, a licensed bank employee appointed and supervised by Protective Financial, ProEquities, Inc. and Raymond James Financial Services handles all annuity and mutual fund sales.

At this time, Vintage Bank does not offer internet banking; however, it is currently testing an internet banking product which it intends to offer to its customers in early 2000. The system will support account inquiries, transfers between accounts, and automatic reconciliation and bill payment services.

Lending Activities

Vintage Bank concentrates its lending activities in commercial, installment, construction, and real estate loans made primarily to businesses and individuals located in Napa County. At December 31, 1999, total loans outstanding were

$122,152,461 resulting in a loan to deposit ratio of 70.9%. At December 31, 1998, Vintage Bank had total loans outstanding of $96,526,870 resulting in a loan-to-deposit ratio of 59.5%.

As of December 31, 1999, Vintage Bank's loan limits to individual customers were $2,890,000 for unsecured loans and $4,800,000 for unsecured and secured loans combined. As of December 31, 1998, Vintage Bank's lending limits were $2,799,259 for unsecured loans and $4,665,431 for unsecured and secured loans combined. For customers desiring loans in excess of Vintage Bank's lending limits, Vintage Bank may loan on a participation basis with another bank taking the amount of the loan in excess of Vintage Bank's lending limits.

At December 31, 1999, Vintage Bank's commercial loans outstanding totaled $21,463,022 (17.6% of total loans), real estate-secured commercial loans totaled $13,010,890 10.6% of total loans), construction loans totaled $8,441,142 (6.9% of total loans), real estate loans totaled $58,368,548 (47.8% of total loans), and installment loans totaled $20,868,859 (17.1% of total loans). At December 31, 1998, commercial loans outstanding totaled $14,410,117 (14.9% of total loans), real estate-secured commercial loans totaled $6,062,585 (6.3% of total loans), construction loans totaled $5,950,207 (6.2% of total loans), real estate loans totaled $51,643,406 (53.5% of total loans) and installment loans totaled $18,460,555 (19.1% of total loans). At December 31, 1997, commercial loans outstanding totaled $16,458,361 (19.9% of total loans), real estate-secured commercial loans totaled $9,610,793 (11.7% of total loans), construction loans totaled $6,446,381 (7.8% of the total loans), real estate loans totaled $34,089,199 (41.3% of total loans), and installment loans totaled $15,918,156 (19.3% of total loans).

As of December 31, 1999, the total of undisbursed loans and similar commitments was $35,079,602 as contrasted with $29,548,000 as of December 31, 1998 and $23,549,000 as of December 31, 1997. Vintage Bank expects all but approximately $1,521,000 of its undisbursed loans and similar commitments to be exercised during 2000. Vintage Bank takes real estate, listed securities, savings and time deposits, automobiles, machinery and equipment, inventory and accounts receivable as collateral for loans.

The interest rates charged for the various loans made by Vintage Bank vary with the degree of risk and the size and maturity of the loans involved and are generally affected by competition and by current money market rates.


Commercial Loans

Vintage Bank makes commercial loans primarily to professionals, individuals and businesses in the City of Napa. Vintage Bank offers a variety of commercial lending products, including revolving lines of credit, working capital loans, equipment financing and issuance of letters of credit. Typically, lines of credit have a floating rate of interest based on Vintage Bank's Base Rate and are for a term of one year or less. Working capital and equipment loans have a floating or a fixed rate typically with a term of five years or less. Approximately 62% of Vintage Bank's commercial loans are unsecured or secured by personal property and, therefore, represent a higher risk of ultimate loss than loans secured by real estate. However, as a result of the lending policies and procedures implemented by Vintage Bank, management believes it has adequate commercial loan underwriting and review procedures in place to manage the risks inherent in commercial lending. In addition, commercial loans not secured by real estate typically require higher quality credit characteristics to meet underwriting requirements. The remaining 38% of Vintage Bank's commercial loans are secured by real estate.


Real Estate Loans

Real estate loans consist of loans secured by deeds of trust on residential and commercial properties. The purpose of these loans is to purchase real estate or refinance an existing real estate loan, as compared with real estate secured commercial loans, which have a commercial purpose unrelated to the purchase or refinance of the real estate taken as collateral. Vintage Bank's real estate loans bear interest at rates ranging from 6.38% to 12.00% and have maturities of thirty years or less.

Vintage Bank established a Mortgage Loan Department in 1987 for the purpose of originating and servicing residential mortgage loans. Most of the residential mortgage loans originated by Vintage Bank's Mortgage Loan Department are sold to institutional investors according to their guidelines. Servicing of these loans is not retained by

Vintage Bank, but Vintage Bank receives a loan fee. Prior to 1995, Vintage Bank sold the major portion of its residential real estate loans to the Federal Home Loan Mortgage Corporation commonly referred to as Freddie Mac with servicing retained by Vintage Bank. No loans were sold to Freddie Mac in 1999 or 1998. As of December 31, 1999, Vintage Bank's residential mortgage loan portfolio was $17,825,710 of which $6,747,863 constitutes loans sold to Freddie Mac and serviced by Vintage Bank. As of December 31, 1998, Vintage Bank's residential mortgage loan portfolio was $19,688,857 of which $8,204,694 constituted loans sold to Freddie Mac and serviced by Vintage Bank.


Real Estate Construction Loans

Vintage Bank makes loans to finance the construction of commercial, industrial and residential projects and to finance land development. The majority of Vintage Bank's construction loans were made to finance the construction of residential projects. Vintage Bank's construction loans typically have maturities of less than one year, have a floating rate of interest based on Vintage Bank's base rate and are secured by first deeds of trust. Generally, Vintage Bank does not extend credit in an amount greater than 50% of the appraised value of the real estate securing land and land development loans, or in an amount greater than 70% of the appraised value of the real estate securing non-owner occupied residential construction loans and commercial construction loans, or 75% of the appraised value in the case of owner occupied residential construction loans. Commercial loans secured by real estate normally comply with these same guidelines.

Historically, Vintage Bank has maintained a significant percentage of its loans in real estate construction loans. As of December 31, 1999, 6.9% of the total loan portfolio was represented by construction and land development loans, compared with 6.3% as of December 31, 1998 and 7.8% as of December 31, 1997 and higher concentrations in the previous three years. This decline in concentration reflects a change in the construction environment. Although construction activity has increased substantially during the past two years, it is dominated by large scale contractors not using local sources of funding.


Installment Loans

Installment  loans  are made to  individuals  for  household,  family  and other
personal  expenditures.   These  loans  typically  have  fixed  rates  and  have
maturities of five years or less.


Lending Policies and Procedures

Vintage Bank's lending policies and procedures are established by senior management of Vintage Bank and are approved by Vintage Bank's Board of Directors. Vintage Bank's Board of Directors has established internal procedures which limit loan approval authority of its loan officers. The Board of Directors has delegated some lending authority to executive and loan officers and an internal loan committee consisting of two executive officers and selected loan officers.

The Directors' Loan Committee must approve all new loans and loan renewals in excess of specified amounts. This includes any loan in excess of $500,000 if secured by a residential first deed of trust or $400,000 if secured by a commercial first deed of trust, $400,000 if secured by a second deed of trust, $300,000 if unsecured or secured by equipment, receivables, inventory, or other personal property. Further, any loan not substantially conforming to Vintage Bank's written loan policy must be approved by the Directors' Loan Committee. Loans to directors and executive officers of Vintage Bank or their affiliates must be approved in all instances by a majority of the Board of Directors. In accordance with law, directors and officers are not permitted to participate in the discussion of or to vote on loans made to them or their related interests. In addition, loans to directors and officers must be made on substantially the same terms, including interest rates and collateral requirements, as those prevailing for comparable transactions with other nonaffiliated persons at the time each loan was made, subject to the limitations and other provisions in California and Federal law. These loans also must not involve more than the normal risk of collectibility or present other unfavorable features.

Deposits

Napa County south of Oak Knoll Avenue constitutes Vintage Bank's primary service area and most of Vintage Bank's deposits are attracted from the Napa area. No material portion of Vintage Bank's deposits has been obtained from a single person or a few persons, the loss of any one or more of which have a material effect on the business of Vintage Bank. Total deposits as of December 31, 1999 were $172,380,039 Total deposits as of December 31, 1998 were $162,173,206. Vintage Bank offers a courier service in the North Napa County area, including Yountville and St. Helena and throughout the City of Napa and Southern Napa County. Management anticipates that this courier service will increase deposits from north of Vintage Bank's current primary market area.


Business Hours

In order to attract loan and deposit business, Vintage Bank maintains lobby hours at its Main Office between 9:00 a.m. and 5:00 p.m. Monday through Thursday, between 9:00 a.m. and 6:00 p.m. on Friday, and between 9:00 a.m. and 1:00 p.m. on Saturday. Drive-up hours are between 8:00 a.m. and 6:00 p.m. Monday through Friday, and between 9:00 a.m. and 1:00 p.m. on Saturday. Both branch offices are open between 9:00 a.m. and 5:00 p.m. Monday through Thursday, between 9:00 a.m. and 6:00 p.m. on Friday, and between 9:00 a.m. and 1:00 p.m. on Saturday.


Employees

At December 31, 1999, Vintage Bank employed eighty five (85) persons, twenty four (24) of whom are part-time employees, including five (5) executive officers and twenty (20) other officers. At December 31, 1998, Vintage Bank employed eighty seven (87) persons, eighteen (18) of whom were part-time employees, including five (5) executive officers and sixteen (16) other officers. None of Vintage Bank's employees is presently represented by a union or covered under a collective bargaining agreement. Management of Vintage Bank believes its employee relations are excellent.


STATISTICAL DATA

The following statistical data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the financial statements and notes thereto included in 1999 audited financial statements incorporated herein by reference.


Distribution of Average Assets, Liabilities, and Shareholders Equity; Interest Rates and Interest Differential

The following table sets forth average daily balances of assets, liabilities, and shareholders' equity during 1999, 1998 and 1997, along with total interest income earned and expense paid, and the average yields earned or rates paid thereon and the net interest margin for the years ended December 31, 1999, 1998 and 1997.


                                                        December 31, 1999                     December 31, 1998
                                                        -----------------                     -----------------
                                                   Average      Income/      Average     Average      Income/     Average
                                                   Balance      Expense     Yield/Rate   Balance      Expense     Yield/Rate
                                              ------------------------------------------------------------------------------
ASSSETS

 Loans  (1)  (2)                              $110,609,432    $9,818,961      8.88%    $89,057,414   $8,465,003      9.51%
 Investment securities:
   Taxable                                      46,262,004     2,980,760      6.44%     38,917,590    2,472,704      6.35%
   Non-taxable (3)                              14,146,831       903,398      6.39%     10,056,956      655,165      6.51%
                                                ----------       -------                -----------    --------

TOTAL LOANS AND  INVESTMENT SECURITIES         171,018,267    13,703,119      8.01%    138,031,960   11,592,872      8.40%

 Due from banks, time                              125,000         6,947      5.56%        200,000       11,018      5.51%
 Federal funds sold                              3,089,490       192,223      6.22%     12,355,606      461,039      3.73%
                                                 ---------       -------               -----------     --------

TOTAL EARNING ASSETS                          $174,232,757   $13,902,289      7.98%    150,587,566  $12,064,929      8.01%
                                              ------------   -----------               -----------  -----------
 Cash and due from banks                         9,790,202                              10,107,541
 Allowance for loan losses                      (1,882,877)                             (1,639,488)
 Premises and equipment, net                     2,802,875                               2,837,042
 Accrued interest receivable
   and other assets                              5,901,102                               5,280,858
                                                 ---------                              ----------
TOTAL ASSETS                                  $190,844,059                            $167,173,519
                                              ============                            ============

LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits:
   Interest bearing demand                     $58,440,048    $1,338,642      2.29%    $48,570,740   $1,104,570      2.27%
   Savings                                      15,931,371       298,280      1.87%     13,572,370      246,590      1.82%
   Time                                         54,217,935     2,530,100      4.67%     50,422,099    2,640,666      5.24%
                                                ----------     ---------               -----------   ----------

 TOTAL DEPOSITS                                128,589,354     4,167,022      3.24%    112,565,209    3,991,826      3.55%

                                                 3,783,333       197,069      5.21%              0            0      0.00%

TOTAL INTEREST BEARING
 LIABILITIES                                  $132,372,687    $4,364,091      3.30%    112,565,209   $3,991,826      3.55%
                                              ------------    ----------                ----------   ----------

 Noninterest bearing DDA                        39,988,858                              37,870,860
 Accrued interest payable
   and other liabilities                         1,214,180                               1,100,279
 Shareholders' equity                         17,268,334                                15,637,171
                                              ------------                              ----------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                         $190,844,059                            $167,173,519
                                              ============                            ============

NET INTEREST INCOME                                           $9,538,198                             $8,073,103
                                                              ==========                             ==========
NET INTEREST INCOME TO
AVERAGE EARNING ASSETS
(Net Interest Margin (4))                                          5.47%                                  5.36%



                                                         December 31, 1997
                                             ----------------------------------------
                                                   Average      Income/   Average
                                                   Balance      Expense   Yield/Rate
                                             ----------------------------------------
ASSETS

 Loans  (1)  (2)                               $78,975,833    $7,537,434       9.54%
 Investment securities:
   Taxable                                      32,603,372     2,144,912       6.58%
   Non-taxable (3)                               4,153,167       327,404       7.88%
                                               -----------    ----------

TOTAL LOANS AND  INVESTMENT SECURITIES         115,732,372    10,009,750       8.65%

 Due from banks, time                              200,000        11,443       5.72%
 Federal funds sold                              3,232,170       142,480       4.41%
                                               -----------    ----------

TOTAL EARNING ASSETS                           119,164,542   $10,163,673       8.53%
                                               -----------    ----------
 Cash and due from banks                         9,615,681
 Allowance for loan losses                      (1,617,445)

 Premises and equipment, net                     3,031,847
 Accrued interest receivable
   and other assets                              3,111,061
                                                 ---------
TOTAL ASSETS                                  $133,305,686
                                              ============

LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits:
   Interest bearing demand                     $32,836,482      $595,046       1.81%
   Savings                                      12,577,868       254,568       2.02%
   Time                                         43,766,802     2,265,651       5.18%
                                                ----------    ----------

 TOTAL DEPOSITS                                 89,181,152     3,115,265       3.49%

                                                   942,133        26,240       2.79%

TOTAL INTEREST BEARING
 LIABILITIES                                    90,123,285    $3,141,505       3.49%
                                                ----------    ----------

 Noninterest bearing DDA                        29,196,839
 Accrued interest payable
   and other liabilities                           904,053
 Shareholders' equity                           13,081,509
                                                ----------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                         $133,305,686
                                              ============

NET INTEREST INCOME                                           $7,022,168
                                                              ==========
NET INTEREST INCOME TO
AVERAGE EARNING ASSETS
(Net Interest Margin (4))                                          5.89%




(1) Average loans include nonaccrual loans.

(2) Loan interest income includes loan fee income of $671,247 in 1999, $699,540 in 1998 and $452,288 in 1997.

(3) Average yields shown are taxable-equivalent. On a non- taxable basis, 1999 income was $689,683 with an average yield of 4.88%, 1998 interest income was $496,666 with an average yield of 4.94%; in 1997 non-taxable income was $249,000 and the average yield was 6.00% and in 1996 non-taxable income was $277,984 and the average yield was 6.00% and for the period of 1999, annualized non-taxable income was $685,607 and the average yield was 5.08%

(4) Net interest margin is calculated by dividing net interest income by the average balance of total earning assets for the applicable year.


                 Summary of Changes in Interest Earned and Paid

The following table sets forth a summary of the changes in interest earned and interest paid in December 31, 1999 over 1998; December 31, 1998 over 1997; and
December 31, 1997 over 1996 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.


                                            1999 Over 1998                 1998 over 1997                 1997 Over 1996
                                            --------------                ---------------                ---------------
                                 Volume       Rate        Total      Volume        Rate     Total    Volume       Rate    Total
                            ------------------------------------ ----------  ---------------------------------------------------
Increase (Decrease) In
 Interest and Fee Income

   Time Deposits With Other
    Financial Institutions     ($4,128)       $57     ($4,071)         $0       ($425)      ($425)        $0      ($271)    ($271)

   Investment Securities:
     Taxable                   464,933     43,123     508,056     415,865     (88,073)    327,792    378,506     81,119   459,625
     Non-Taxable (1)           265,794    (17,561)    248,233     465,084    (137,323)    327,761    (37,715)       550   (37,156)
   Federal Funds Sold         (345,801)    76,985    (268,816)    402,402     (83,843)    318,559   (427,477)   (33,027) (460,504)
   Loans                     2,053,954   (699,996)  1,353,958     958,643     (31,074)    927,569  1,353,509   (391,740)  961,769
                            ----------  ---------  ----------  ----------  ----------   --------- ----------  ---------  --------
   Total Interest and Fee
     Income                  2,434,752   (597,392)  1,837,360   2,241,994    (340,738)  1,901,256  1,266,823   (343,369)  923,454
                            ----------  ---------  ----------  ----------  ----------   --------- ----------  ---------  --------


Increase (Decrease) In
 Interest Expense

   Deposits:
     Interest Bearing
     Transaction Accounts      222,019     12,053     234,072     284,084     225,440     509,524     58,580    (15,713)   42,867
     Savings                    43,361      8,329      51,690      19,594     (27,572)     (7,978)    22,458    (10,825)   11,633
     Time Deposits             200,354   (310,920)   (110,566)    346,214      28,801     375,015    181,737     16,037   197,774
                            ----------  ---------  ----------  ----------  ----------   --------- ----------  ---------  --------
   Total Deposits              465,734   (290,538)    175,196     649,892     226,669     876,561    262,775    (10,501)  252,274

   Short-term Borrowings       105,555     91,514     197,069     (26,240)          0     (26,240)   (65,019)   (27,367)  (92,386)
                            ----------  ---------  ----------  ----------  ----------   --------- ----------  ---------  --------
   Total Interest Expense      571,289   (199,024)    372,265     623,652     226,669     850,321    197,756    (37,868)  159,888
                            ----------  ---------  ----------  ----------  ----------   --------- ----------  ---------  --------
   Net Interest Income      $1,863,463  ($398,368) $1,465,095  $1,618,342   ($567,407) $1,050,935 $1,069,067  ($305,501) $763,566
                            ==========  =========  ==========  ==========  ==========   ========= ==========  =========  ========

(1) The interest earned is taxable-equivalent. On a non-taxable basis 1999 interest was $193,017 more than 1998; 1998 interest income was $248,666 more than in 1997; and 1997 interest income was $28,984 less than in 1996.

Investment Securities

The following tables show the book value of investment securities as of December 31, 1999, 1998 and 1997.

                                         Book Value as of December 31, 1999
                                         ----------------------------------

                                         Held to Maturity     Available-for-Sale
                                         ----------------     ------------------

Securities of the U. S. Treasury and
   Government Agencies                         $         0           $10,383,943
Mortgage Backed Securities                               0            19,977,328
Equity Securities                                        0               924,750
Municipal Securities                             1,389,964            12,364,934
Corporate Debt Securities                                0            11,613,488
                                               -----------           -----------
                                               $ 1,389,964           $55,264,443
                                               ===========           ===========

                                         Book Value as of December 31, 1998
                                         ----------------------------------

                                         Held to Maturity     Available-for-Sale
                                         ----------------     ------------------

Securities of the U. S. Treasury and
   Government Agencies                        $         0            $11,703,432
Mortgage Backed Securities                              0             23,572,792
Equity Securities                                       0                777,200
Municipal Securities                           13,512,384                      0
Corporate Debt Securities                               0             12,452,234
                                              -----------            -----------
                                              $13,512,384            $48,505,658
                                              ===========            ===========

                                         Book Value as of December 31, 1997
                                         ----------------------------------

                                         Held to Maturity     Available-for-Sale
                                         ----------------     ------------------

Securities of the U. S. Treasury and
   Government Agencies                         $        0            $ 7,588,574
Mortgage Backed Securities                              0             18,536,012
Equity Securities                                       0                688,400
Municipal Securities                            4,017,714                      0
Corporate Debt Securities                               0              8,736,291
                                               ----------            -----------
                                               $4,017,714            $35,549,277
                                               ==========            ===========

The following tables provide a summary of the maturities and weighted average yields of investment securities as of December 31, 1999, 1998, and 1997.

                                              MATURITY AND WEIGHTED AVERAGE YIELD
                                                 OF INVESTMENT SECURITIES AS OF
                                                       DECEMBER 31, 1999

                                                         AFTER ONE         AFTER FIVE
                                      IN ONE YEAR         THROUGH            THROUGH           AFTER
                                        OR LESS         FIVE YEARS         TEN YEARS         TEN YEARS            TOTAL
                                     AMOUNT   YIELD    AMOUNT    YIELD   AMOUNT     YIELD     AMOUNT     YIELD     AMOUNT     YIELD
                                     ------   -----    ------    -----   ------     -----     ------     -----     ------     -----
AVAILABLE FOR SALE SECURITIES:

Securities of the US Treasury
   and other
   US Government Agencies          $3,003,975  6.35%  $7,379,968  5.26%         $0    0.00%          $0   0.00% $10,383,943   5.58%
Mortgage-Backed Securities (2)              0  0.00%     972,018  6.71%    214,319    6.80%  18,790,991   6.59%  19,977,328   6.60%
Equity Securities                           0  0.00%           0  0.00%          0    0.00%     924,750   5.91%     924,750   5.91%
Municipal Securities (1)              131,756  9.18%   1,799,408  7.43%  5,377,872    6.22%   5,055,898   6.77%  12,364,934   6.65%
Corporate Debt Securities           2,005,394  6.78%   4,967,583  5.98%  1,931,563    6.01%   2,708,948   6.67%  11,613,488   6.28%
                                    ---------  -----   ---------  -----  ---------    -----   ---------   -----  ----------   -----
TOTAL                              $5,141,125  6.59% $15,118,977  5.85% $7,523,754    6.18% $27,480,587   6.61% $55,264,443   6.34%

HELD TO MATURITY SECURITIES:

Municipal Securities (1)                   $0  0.00%          $0  0.00%         $0    0.00%  $1,389,964   8.77%  $1,389,964   8.77%
                                           --  -----          --  -----         --    -----  ----------   -----  ----------   -----
TOTAL                                      $0  0.00%          $0  0.00%         $0    0.00%  $1,389,964   8.77%  $1,389,964   8.77%

(1) The maturity of mortgage-backed securities is based on contractual maturity. The average expected life is approximately four and one half years.

(2) Yields shown are taxable-equivalent.


                                                 MATURITY AND WEIGHTED AVERAGE YIELD
                                                   OF INVESTMENT SECURITIES AS OF
                                                          DECEMBER 31, 1998

                                                         AFTER ONE     AFTER FIVE
                                      IN ONE YEAR         THROUGH       THROUGH                    AFTER
                                        OR LESS         FIVE YEARS      TEN YEARS                TEN YEARS             TOTAL
                                     AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT     YIELD      AMOUNT    YIELD    AMOUNT     YIELD
                                     ------   -----    ------   -----    ------     -----      ------    -----    ------     -----

AVAILABLE FOR SALE SECURITIES:

Securities of the US Treasury
   and other
   US Government Agencies          $2,029,688  6.31%  $9,673,744  5.79%         $0    0.00%          $0   0.00% $11,703,432   5.88%
Mortgage-Backed Securities (1)              0  0.00%   1,627,649  6.74%    666,154    6.41%  21,278,989   6.64%  23,572,792   6.64%
Equity Securities                           0  0.00%           0  0.00%          0    0.00%     777,200   5.66%     777,200   5.66%
Corporate Debt Securities           1,499,700  5.29%   6,364,305  6.29%  1,034,590    6.19%   3,553,639   6.61%  12,452,234   6.25%
                                    ---------  -----   ---------  -----  ---------    -----   ---------   ----- -----------   -----
TOTAL                              $3,529,388  5.88% $17,665,698  6.06% $1,700,744    6.28% $25,609,828   6.61% $48,505,658   6.34%

HELD TO MATURITY SECURITIES:

Municipal Securities (2)                   $0  0.00%  $1,513,655  8.13% $4,839,580    6.56%  $7,159,149   6.67% $13,512,384   6.79%
                                           --  -----  ----------  ----- ----------    -----  ----------   ----- -----------   -----
TOTAL                                      $0  0.00%  $1,513,655  7.75% $4,839,580    8.74%  $7,159,149   7.55% $13,512,384   6.79%

(1) The maturity of mortgage-backed securities is based on contractual maturity. The average expected life is approximately four and one half years.

(2) Yields shown are taxable-equivalent.


                                              MATURITY AND WEIGHTED AVERAGE YIELD
                                                 OF INVESTMENT SECURITIES AS OF
                                                       DECEMBER 31, 1997

                                                         AFTER ONE          AFTER FIVE
                                      IN ONE YEAR         THROUGH             THROUGH               AFTER
                                        OR LESS         FIVE YEARS           TEN YEARS            TEN YEARS             TOTAL
                                     AMOUNT   YIELD    AMOUNT    YIELD    AMOUNT     YIELD     AMOUNT    YIELD    AMOUNT     YIELD
                                     ------   -----    ------    -----    ------     -----     ------    -----    ------     -----
AVAILABLE FOR SALE SECURITIES:

Securities of the US Treasury
   and other
   US Government Agencies                  $0  0.00%  $7,588,574  6.19%         $0    0.00%          $0   0.00%  $7,588,574   6.19%
Mortgage-Backed Securities (2)              0  0.00%     618,923  6.11%  2,900,612    6.68%  15,016,477   6.91%  18,536,012   6.85%
Equity Securities                           0  0.00%           0  0.00%          0    0.00%     688,400   5.38%     688,400   5.38%
Corporate Debt Securities (1)       1,693,004  5.60%   4,064,380  6.48%    424,112    6.42%   2,554,795   6.71%   8,736,291   6.37%
                                    ---------  -----   ---------  -----    -------    -----   ---------   -----   ---------   -----
TOTAL                              $1,693,004  5.60% $12,271,877  6.28% $3,324,724    6.65% $18,259,672   6.82% $35,549,277   6.56%

HELD TO MATURITY SECURITIES:

Municipal Securities (1)            $416,519,  8.82%    $923,477  7.75% $1,679,174    8.74%    $998,543   7.55%  $4,017,713   8.23%
                                    ---------  -----    --------  ----- ----------    -----    --------   -----  ----------   -----
TOTAL                                $416,519  8.81%    $923,477  7.75% $1,679,174    8.74%    $998,543   7.55%  S4,017,713   8.23%

(1) The maturity of mortgage-backed securities is based on contractual maturity. The average expected life is approximately four and one half years.

(2) Yields shown are taxable-equivalent.

                                               LOAN PORTFOLIO

Composition of Loans

The following table shows the composition of loans as of December 31, 1999, 1998, 1997, 1996 and 1995.


                                                1999               1998            1997              1996              1995
                                                ----               ----            ----              ----              ----
Commercial Loans                            $ 21,463,022       $ 14,410,117       $ 16,458,361       $ 13,609,827       $ 12,025,706
Commercial Loans Secured by
    Real Estate                               13,010,890          6,062,585          9,610,793          9,262,856          8,993,636
Installment Loans                             20,868,859         18,460,555         15,918,156         13,331,160         11,445,283
Real Estate Loans                             58,368,548         51,643,406         34,089,199         29,991,166         23,170,533
Construction Loans                             8,441,142          5,950,207          6,446,381          6,059,766          9,061,079
                                            ------------       ------------       ------------       ------------       ------------
                                             122,152,461         96,526,870         82,522,890         72,254,775         64,696,237
Less - Allowance  for
 Loan Losses                                   1,986,931          1,751,693          1,532,128          1,474,437          1,326,186
                                            ------------       ------------       ------------       ------------       ------------
                                            $120,165,530       $ 94,775,177       $ 80,990,762       $ 70,780,338       $ 63,370,051
                                            ============       ============       ============       ============       ============



The following table shows maturity distribution of loans and sensitivity in interest rates as of December 31, 1999

                                                                            AFTER ONE
                                                    IN ONE YEAR                THROUGH                  AFTER
                                                        OR LESS             FIVE YEARS             FIVE YEARS                  TOTAL
                                                   ---------------------------------------------------------------------------------
Commercial (Including
 Real Estate Secured)                              $ 12,504,837           $ 10,035,549           $ 11,933,526           $ 34,473,912
Installment                                          16,418,193              2,842,641              1,608,025             20,868,859
Real Estate                                           5,609,835             18,166,847             34,591,866             58,368,548
Construction                                          7,017,129                316,038              1,107,975              8,441,142
                                                   ------------           ------------           ------------           ------------
                                                   $ 41,549,994           $ 31,361,075           $ 49,241,392           $122,152,461
                                                   ============           ============           ============           ============


The following  table shows maturity  sensitivity to changes in interest rates as of December 31, 1999 .
Loans With Fixed Interest Rates                             $  9,171,730        $ 24,391,388        $ 38,295,357        $ 71,858,475
Loans With Floating Interest Rates                            32,378,264           6,969,687          10,946,035          50,293,986
                                                            ------------        ------------        ------------        ------------
                                                            $ 41,549,994        $ 31,361,075        $ 49,241,392        $122,152,461
                                                            ============        ============        ============        ============


Nonaccrual Past Due and Restructured Loans


Nonaccrual loans were $88,694, $466,051, $582,154 and $454,931 as of December 31, 1998, 1997, 1996, and 1995, respectively. There were no nonaccrual loans as of December 31, 1999. The Vintage Bank held no OREO as

December 31, 1999, 1998, 1997, or 1995. OREO held at December 31, 1996 was $342,037, which was a single loan on commercial undeveloped land. There were no loans accruing interest 90 days past due as of December 31, 1999, 1998, 1997, 1996 or 1995. There are no loans upon which principal and interest payments were 90 days past due at December 31, 1999 and with respect to which serious doubt existed as to the ability of the borrower to comply with the present loan payment terms.


The following table sets forth the amount of the bank's non-performing assets as of the dates indicated:

                                                                             December 31,
                                                          1999        1998       1997       1996       1995

Nonaccrual loans                                             0      88,694    466,051    582,154    454,931
Accruing loans past due 90 days or more                      0           0          0          0          0
      Total nonperforming loans                              0      88,694    466,051    582,154    454,931
Other real estate owned                                      0           0          0    342,037          0
      Total nonperforming assets                             0      88,694    466,051    924,191    454,931
Nonperforming loans to total loans                          NA       0.09%      0.56%      0.80%      0.70%

Allowance for loan losses to nonperforming loans            NA       1975%       329%       253%       292%

Nonperforming assets to total assets                        NA       0.05%      0.35%      0.77%      0.44%

Allowance for loan losses to nonperforming assets           NA       1975%       329%       160%       292%


The following tables summarize the allocation of the allowance for loan losses between loan types at December 31, 1999, 1998, 1997, 1996 and 1995.

                                                               December 31, 1999

                                        Composition of Loans    Amount Allocated for   Percentage of Loans
                                                                         Loan Losses    in Each Cateory to
                                                                                               Total Loans
Commercial Loans                                $ 21,463,022             $   349,700                 17.6%
Commercial Loans Secured by
    Real Estate                                   13,010,890                 212,602                 10.7%
Installment Loans                                 20,868,859                 337,778                 17.0%
Real Estate Loans                                 58,368,548                 949,753                 47.8%
Construction Loans                                 8,441,142                 137,098                  6.9%
                                                 122,152,461                                        100.0%
                                                ------------
Less Allowance for Loan Losses                     1,986,931              $1,986,931
                                                ------------              ----------
                                                $120,165,530
                                                ============


                                                              December 31, 1998

                                        Composition of Loans    Amount Allocated for   Percentage of Loans
                                                                         Loan Losses    in Each Cateory to
                                                                                               Total Loans
Commercial Loans                                 $14,410,117             $   261,002                 14.9%
Commercial Loans Secured by
    Real Estate                                    6,062,585                 110,357                  6.3%
Installment Loans                                 18,460,555                 334,573                 19.1%
Real Estate Loans                                 51,643,406                 937,156                 53.5%
Construction Loans                                 5,950,207                 108,605                  6.2%
                                                  96,526,870              ----------                100.0%
                                                 -----------
Less Allowance for Loan Losses                     1,751,693              $1,751,693
                                                 -----------              ----------
                                                 $94,775,177
                                                 ===========


                                                              December 31, 1997

                                        Composition of Loans    Amount Allocated for   Percentage of Loans
                                                                         Loan Losses    in Each Cateory to
                                                                                               Total Loans
Commercial Loans                                 $16,458,361              $  304,893                 19.9%
Commercial Loans Secured by
    Real Estate                                    9,610,793                 179,259                 11.7%
Installment Loans                                 15,918,156                 295,701                 19.3%
Real Estate Loans                                 34,089,199                 632,769                 41.3%
Construction Loans                                 6,446,381                 119,506                  7.8%
                                                  82,522,890              ----------                100.0%
                                                 -----------
Less Allowance for Loan Losses                     1,532,128              $1,532,128
                                                 -----------              ----------
                                                 $80,990,762
                                                 ===========


                                                              December 31, 1996

                                        Composition of Loans    Amount Allocated for   Percentage of Loans
                                                                         Loan Losses    in Each Cateory to
                                                                                               Total Loans
Commercial Loans                                 $13,609,827             $   277,194                 18.8%
Commercial Loans Secured by
    Real Estate                                    9,262,856                 188,728                 12.8%
Installment Loans                                 13,331,160                 272,771                 18.5%
Real Estate Loans                                 29,991,166                 611,891                 41.5%
Construction Loans                                 6,059,766                 123,853                  8.4%
                                                 -----------              ----------                100.0%
                                                  72,254,775
Less Allowance for Loan Losses                     1,474,437              $1,474,437
                                                 -----------              ----------
                                                 $70,780,338
                                                 ===========



                                                              December 31, 1995

                                        Composition of Loans    Amount Allocated for   Percentage of Loans
                                                                         Loan Losses    in Each Cateory to
                                                                                               Total Loans
Commercial Loans                                 $12,025,706             $   246,671                 18.6%
Commercial Loans Secured by
    Real Estate                                    8,993,636                 184,340                 13.9%
Installment Loans                                 11,445,283                 234,735                 17.7%
Real Estate Loans                                 23,170,533                 474,774                 35.8%
Construction Loans                                 9,061,079                 185,666                 14.0%
                                                 -----------              ----------                100.0%
                                                  64,696,237
Less Allowance for Loan Losses                     1,326,186              $1,326,186
                                                 -----------              ----------
                                                 $63,370,051
                                                 ===========



                                                  Summary of Loan Loss Experience


The following table provides a summary of Vintage Bank's loan loss experience as of December 31, 1999, 1998, 1997, 1996, and 1995.


                                                                               December 31,
                                                                               ------------
                                                 1999             1998             1997            1996                1995
                                                 ----             ----             ----            ----                ----
Average loans for the period                   $110,609,432      $89,057,414     $78,975,833     $65,473,343        $57,202,247
Loans outstanding at end
    of  period                                  122,152,461       96,526,870      82,522,890      72,254,775         64,696,237

Allowance for Loan Losses

Balance, beginning of period                      1,751,693        1,532,128       1,474,437       1,326,186          1,167,606

Less loans charged off:
    Real Estate loans                                12,776            7,300         155,079         125,295                185
    Commercial loans                                      0           38,030          35,806               0             28,942
    Installment loans                                11,606           13,880           5,018           2,224              3,960
                                                 ----------       ----------      ----------      ----------         ----------
Total loans charged off                              24,382           59,210         195,903         127,519             33,087

Recoveries:
    Real Estate loans                                     0              700             800               0                  0
    Commercial loans                                  6,615           36,592          12,365          33,509              9,520
    Installment loans                                13,005            1,483             429           2,261              2,147
                                                 ----------       ----------      ----------      ----------         ----------
Total recoveries                                     19,620           38,775          13,594          35,770             11,667

Net loans charged off (recovered)                     4,762           20,435         182,309          91,749             21,420


Provision for loan losses                           240,000          240,000         240,000         240,000            180,000
                                                 ----------       ----------      ----------      ----------         ----------

Balance, end of period                           $1,986,931       $1,751,693      $1,532,128      $1,474,437         $1,326,186
                                                 ==========       ==========      ==========      ==========         ==========

Net loans charged off
    to average loans by types:
       Real Estate loans                              .001%            .007%           .195%           .191%              .000%
       Commercial loans                              (.006%)           .002%           .030%          (.051%)             .034%
       Installment loans                              .001%            .014%           .006%           .000%              .003%

Net losses  to average loans outstanding              .004%            .023%           .231%           .140%              .037%


TIME DEPOSITS

The following table sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 1999 1998 and 1997.


                                    1999                      1998                       1997
                                    ----                      ----                       ----

3 Months or Less           $11,927,749        54.4%      $8,177,036    46.9%         $7,258,193     49.2%

Over 3 through
6  Months                    7,126,652        32.5%       5,514,648    31.6%          4,330,679     29.3%

Over 6 Months through
12 Months                    2,001,570         9.1%       2,279,043    13.1%          1,930,251     13.1%

Over 12 Months                 865,947         4.0%       1,472,686     8.4%          1,246,253      8.4%
                           -----------         ---      -----------     ---         -----------      ---
                           $21,921,918         100%     $17,443,413     100%        $14,765,376      100%
                           ===========         ====     ===========     ====        ===========      ====


                              SHORT TERM BORROWINGS

As of December 31, 1999, Vintage Bank has borrowed funds from the Federal Home Loan Bank of San Francisco on the following terms;:

              Borrowings                Rate                       Due
              ----------                ----                       ---

              $2,900,000                5.46%               January 18, 2000
               2,100,000                5.50%               January 18, 2000


RETURN ON EQUITY AND ASSETS


The following sets forth key ratios for the periods ending December 31, 1999, 1998 and 1997.

                                                 1999        1998        1997
                                                -----       -----       -----
Net Income as a Percentage of
    Average Assets                               1.44%       1.29%       1.39%
Net Income as a Percentage of
    Average Equity                              15.52%      13.45%      14.17%
Average Equity as a Percentage
    of Average Assets                            9.25%       9.59%       9.81%
Dividends Declared Per Share
    as a Percentage of Net
    Income Per share                            11.76%      14.18%      14.71%


COMPETITION

As of December 31, 1999, the Napa area contained twenty three (23) competitive banking offices (including Vintage Bank) three (3) offices of savings banks and savings and loan associations and five (5) offices of credit unions.

As of December 31, 1999, Fairfield contained thirteen (13) competitive banking, no offices of savings banks and savings and loan associations and ten (10) offices of credit unions; Vacaville contained nine (9) competitive banking, no offices of savings banks and savings and loan associations and five (5) offices of credit unions; and Benicia contained six (6) competitive banking, no offices of savings banks and savings and loan associations and no offices of credit unions.

Vintage Bank relies, and Solano Bank will rely, substantially on local promotional activity, personal contacts by its officers, directors and employees, referrals by its customers and shareholders, personalized service and its reputation in the communities it serves to compete effectively.

The banking business in California, including Vintage Bank's primary service area, and Solano Bank's proposed primary service area, is highly competitive with respect to both loans and deposits and is dominated by major banks with billions of dollars in deposits and extensive branch systems over a wide geographic area within California. These major banks offer certain services (such as trust, investment, interstate and international bank services) which Vintage Bank does not, and Solano Bank will not, offer directly. By virtue of their higher total capitalization, the major banks have substantially higher lending limits than Vintage Bank has and Solano Bank will have.

Further, Vintage Bank competes directly with one other community bank, Napa National Bank. On November 19. 1999, Napa National announced its acquisition by Wells Fargo Bank to be completed during the first quarter of 2000, subject to satisfaction of conditions. A sale of Napa Valley Bank to WestAmerica Bancorp, consummated in 1993, contributed to Vintage Bank's growth in 1993 and 1994. Vintage Bank's broad community ownership, low employee turnover and emphasis on personalized and prompt service contributed to Vintage Bank's deposit growth in 1998 and these attributes are expected to support continued growth of Vintage Bank.

Vintage Bank competes, and Solano Bank will compete, directly with respect to loan business with other commercial banks, savings and loan associations and other financial institutions, including finance companies, insurance companies, mortgage companies, pension funds, credit unions and other consumer and commercial lenders doing business in Napa County. As of December 31, 1998, Vintage Bank held an estimated 19.2% of the total bank deposits in its primary market.

From time to time, legislation is proposed or enacted which has the effect of increasing the cost of doing business, limiting permissible activities or affecting the competitive balance between banks and other financial institutions. The recent enactment of interstate banking in California and the more recent elimination of statutory barriers separating the banking, insurance and securities industries provide further competition for North Bay, Vintage Bank and Solano Bank. It is difficult to predict the competitive impact these and other changes in legislation will have on commercial banking in general or on the businesses of North Bay and the Banks in particular. See "Supervision and Regulation."

SUPERVISION AND REGULATION

North Bay

North Bay, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended, and is registered with and subject to the supervision of the Board of Governors of the Federal Reserve System. It is the policy of the Federal Reserve that each bank holding company serve as a source of financial and managerial strength to its subsidiary banks. The Federal Reserve has the authority to examine North Bay.


The Bank Holding Company Act requires North Bay to obtain the prior approval of the Federal Reserve before acquisition of all or substantially all of the assets of any bank or ownership or control of the voting shares of any bank if, after giving effect to such acquisition, North Bay would own or control, directly or indirectly, more than 5% of the voting shares of such bank. Recent amendments to the Bank Holding Company Act expand the circumstances under which a bank holding company may acquire control of or all or substantially all of the assets of a bank located outside the State of California.


North Bay may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries, with the exception of certain activities which, in the opinion of the Federal Reserve, are so closely related to banking or to managing or controlling banks as to be incidental to banking. Recently enacted federal legislation, known as the Gramm-Leach-Bliley Act, offers bank holding companies an opportunity to broaden the scope of activities engaged in by electing to be treated as a financial holding company. A financial holding company enjoys broader powers than a bank holding company, specifically including the ability to own securities and insurance companies in addition to financial institutions. North Bay is generally prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless that company is engaged in such authorized activities and the Federal Reserve approves the acquisition.


North Bay and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or provision of services. For example, with certain exceptions Vintage Bank may not condition an extension of credit on a customer obtaining other services provided by it, North Bay or any other subsidiary, or on a promise by the customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between Vintage Bank and its affiliates. As affiliates, Vintage Bank and North Bay are subject, and Solano Bank will be subject, with certain exceptions, to the provisions of federal law imposing limitations on and requiring collateral for extensions of credit by Vintage and Solano Bank to any affiliate.


The Banks

As a California state-chartered bank, Vintage Bank is subject to , and Solano Bank will be subject to, regulation, supervision and periodic examination by the California Department of Financial Institutions. As a member of the Federal Reserve System, Vintage Bank is, and Solano Bank will be, also subject to regulation, supervision and periodic examination by the Federal Reserve Bank of San Francisco. Vintage Bank's deposits are, and Solano Bank's deposits will be, insured by the Federal Deposit Insurance Corporation to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases. Insured banks are subject to FDIC regulations applicable to all insured institutions.


The regulations of these state and federal bank regulatory agencies govern, or will govern, most aspects of the Banks' businesses and operations, including but not limited to, the scope of its business, its investments, its reserves against deposits, the nature and amount of any collateral for loans, the timing of availability of deposited funds, the issuance of securities, the payment of dividends, bank expansion and bank activities, including real estate development and insurance activities, and the payment of interest on certain deposits. Vintage Bank is, and Solano Bank will be, also subject to the requirements and restrictions of various consumer laws, regulations and the Community Reinvestment Act.


Payment of Dividends

North Bay

The shareholders of North Bay are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California Corporations Code. At December 31, 1999, North Bay had no outstanding shares of preferred stock.


The principal sources of cash revenue to North Bay will be dividends and management fees received from Vintage Bank and Solano Bank. The Banks' ability to make dividend payments to North Bay is subject to state and federal regulatory restrictions.


The Banks

Under state law, the Board of Directors of a California state chartered bank may declare a cash dividend, subject to the restriction that the amount available for the payment of cash dividends is limited to the lesser of the bank's retained earnings, or the bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Commissioner of Financial Institutions, to the greater of the retained earnings of the bank, the net income of the bank for its last fiscal year or the net income of the bank for its current fiscal year.


Federal Reserve regulations also govern the payment of dividends by a state member bank. Under Federal Reserve regulations, dividends may not be paid unless both capital and earnings limitations have been met. First, no dividend may be paid if it would result in a withdrawal of capital or exceed the member bank's net profits then on hand, after deducting its losses and bad debts. Exceptions to this limitation are available only upon the prior approval of the Federal Reserve and the approval of two-thirds of the member bank's shareholders. Second, a state member bank may not pay a dividend without the prior written approval of the Federal Reserve if the total of all dividends declared in one year exceeds the total of net profits for that year plus the preceding two calendar years, less any required transfers to surplus under state or federal law.


The Federal Reserve has broad authority to prohibit a bank from engaging in banking practices which it considers to be unsafe or unsound. It is possible, depending upon the financial condition of the bank in question and other factors, that the Federal Reserve may assert that the payment of dividends or other payments by a member bank is considered an unsafe or unsound banking practice and therefore, implement corrective action to address such a practice.


Accordingly, the future payment of cash dividends by Vintage Bank or Solano Bank to North Bay will generally depend not only on the bank's earnings during any fiscal period but also on the bank's meeting certain capital requirements and the maintenance of adequate allowances for loan and lease losses.


Impact of Monetary Policies

The  earnings  and growth of the Banks are subject to the  influence of domestic and foreign economic conditions, including inflation, recession and unemployment. The earnings of the Banks are affected not only by general economic conditions but also by the monetary and fiscal policies of the United States and federal agencies, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States Government securities and by its control of the discount rates applicable to borrowings by banks from the Federal Reserve System. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and affect the interest rates charged on loans and paid on deposits. The Federal Reserve's policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The nature and timing of any future changes in monetary policies are not predictable.


Recent and Proposed Legislation

The operations of North Bay and the Banks are subject to extensive regulation by federal, state, and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of their respective operations. North Bay believes that it is in substantial compliance in all material respects with applicable federal, state, and local laws, rules and regulations. Because the business of North Bay and [the Banks is highly regulated, the laws, rules and regulations applicable to each of them are subject to regular modification and change.


From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. Most recently, President Clinton signed into law the Gramm-Leach-Bliley Act. This legislation eliminates many of the barriers that have separated the insurance, securities and banking industries since the Great Depression. The federal banking agencies (the Federal Reserve, FDIC, Office of the Comptroller of the Currency) among others, are currently drafting regulations to implement the Gramm-Leach-Bliley Act. The likelihood of any major change from these regulations, and the impact such change may have on North Bay and the Banks is impossible to predict.


Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act, signed into law on November 12, 1999, is the result of a decade of debate in the Congress regarding a fundamental reformation of the nation's financial system. The law is subdivided into seven titles, by functional area. Title I acts to facilitate affiliations among banks, insurance companies and securities firms. Title II narrows the exemptions from the securities laws previously enjoyed by banks, requires the Federal Reserve and the SEC to work together to draft rules governing certain securities activities of banks and creates a new, voluntary investment bank holding company. Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities of federally-chartered banks. The law bars the states from prohibiting insurance activities by depository institutions. The law encourages the states to develop uniform or reciprocal rules for the licensing of insurance agents. Title IV prohibits the creation of additional unitary thrift holding companies. Title V imposes significant requirements on financial institutions related to the transfer of nonpublic personal information. These provisions require each institution to develop and distribute to accountholders an information disclosure policy, and requires that the policy allow customers to, and for the institution to, honor a customer's request to "opt-out" of the proposed transfer of specified nonpublic information to third parties. Title VI reforms the Federal Home Loan Bank system to allow broader access among depository institutions to the systems advance programs, and to improve the corporate governance and capital maintenance requirements for the system. Title VII addresses a multitude of issues including disclosure of ATM surcharging practices, disclosure of agreements among non-governmental entities and insured depository institutions which donate to non-governmental entities regarding donations made in connection with the Community Reinvestment Act, and disclosure by the recipient non-governmental entities of how such funds are used. Additionally, the law extends the period of time between CRA examinations of community banks.

North Bay continues to evaluate the strategic opportunities presented by the broad powers granted to bank holding companies that elect to be treated as financial holding companies. In the event that North Bay determines that access to the broader powers of a financial holding company is in the best interests of North Bay its shareholders and the Banks, North Bay will file the appropriate election with the Federal Reserve.

The Banks and North Bay intend to comply with all provisions of the Gramm-Leach-Bliley Act and all implementing regulations as they become effective, and Vintage Bank intends to develop appropriate policies and procedures to meet its responsibilities in connection with the privacy provisions of Title V of that Act.

Item 2 - PROPERTIES

North Bay

North Bay's office is located in Vintage Bank's main office at 1500 Soscol Avenue, Napa, California.

Vintage Bank

Vintage Bank's main office is located in a two-story building at 1500 Soscol Avenue, Napa, California. The real property on which the building is located was acquired by Vintage Bank in 1988, and construction of the building was completed in 1989. In 1993 an additional 2,500 square feet of previously unoccupied space in the Main Office was remodeled, thereby increasing usable space from approximately 7,500 to 10,000 square feet. The real property and all improvements at the Main Office are owned by Vintage Bank. In January, 1996 Vintage Bank purchased approximately 11,000 square feet of land adjacent to the Main Office to facilitate expansion of Vintage Bank's motor banking facility. The land was purchased at a cost of $87,375. The expanded autobanking facility was completed in June, 1996 at a cost of $345,000 including related equipment purchases.

Vintage Bank leases the premises for its Browns Valley Office, consisting of approximately 2,000 square feet, located at 3271 Browns Valley Road, Napa, California. The lease commenced on October 22, 1990 for a term of five years, with three successive options to renew for five years each. To exercise an option, the lease requires three months prior notice of the bank's intent to renew. The lease was renewed for an additional five years in October, 1995. Rent is subject to adjustment in accordance with increases in the Consumer Price Index. Effective January 1, 1996, the lease rate was $3,207 per month. By the terms of the lease Vintage Bank is required to (i) maintain and repair the leased premises, (ii) maintain combined single limit, bodily injury and property damage insurance, and (iii) pay its pro rata share of real property taxes and common area maintenance expenses.

Vintage Bank leases the premises for its Bel Aire Shopping Center Office, consisting of approximately 5,850 square feet, located at 3626 Bel Aire Plaza, Napa, California. The lease term commenced on January 1, 1997, for a term of ten years, with two successive options to renew for five years each upon at least 180 days' notice. Monthly rental was fixed at $5,850 per month for the first year of the term of the lease. Thereafter rent is subject to adjustment in accordance with a schedule for the second through the sixth year on the terms set forth in the lease and thereafter in accordance with increases in the Consumer Price Index. By the terms of the lease Vintage Bank is required to:

o  maintain and repair the leased premises;

o  pay for all utilities used;

o  maintain public liability insurance;

o  pay its pro rata share of common area maintenance; and

o pay its pro rata share of all real property taxes assessed against the shopping center.

Effective April 1, 1995, Vintage Bank entered into a five year license agreement with Chelsea GCA Realty Partnership, L.P., a Delaware limited partnership, for the installation and operation of an automatic teller machine (ATM) and a vaulted deposit drop box at the Napa Factory Outlet Stores. Vintage Bank pays a monthly license fee equal to the greater of $200 per month or one hundred dollars ($100) for each set of one thousand (1,000) ATM transactions.

Vintage also maintains a Solano County loan production office at 1300 Oliver Road, Suite 180, Fairfield, California. Vintage Bank leases the premises for its Solano Loan Center, consisting of approximately 1,480 square feet, located at 1300 Oliver Road, Suite 180, Fairfield, CA 94533. The term of the lease is listed as six (6) months from approximately October 1, 1999 to February 28, 2000. The rent for the property is $2,000 per month. By the terms of the lease Vintage Bank is required to (i) maintain and repair the leased premises, (ii) pay its pro rata share of real property tax and common area operating expenses,
(iii) pay its pro rata share of utility expenses, and (iv) maintain property insurance covering tenant improvements, workers' compensation and employer's liability insurance and commercial general liability insurance with a combined single limit for bodily injury, personal injury and property damage. Upon opening of Solano Bank, the loan production office will be closed.

Vintage Bank owns certain leasehold improvements and furniture, fixtures and equipment located at its offices, all of which are used in the banking business.


Solano Bank (Proposed)

Solano Bank will operate out of its headquarters office in Vacaville, California and from branches located in Fairfield and Benicia, California.

The headquarters office will be located at 403 Davis Street, Vacaville, California. The proposed lease for the building provides for about 5,000 square feet at a lease cost of $5,210 per month. The initial lease will be for a period of five (5) years, with three five (5) year options to extend. Leasehold improvements are estimated to be $101,100.

The actual location of the Fairfield office has not as yet been determined. However, leasehold improvements are estimated to be $87,500.

The Benicia branch will be located at 1395 E. 2nd Street, Benicia, California. The proposed lease for the building provides for about 2,000 square feet at a lease cost of $2,980 per month. The initial lease will be for a period of five
(5) years , with three five (5) year options to extend. Leasehold improvements are estimated to be $61,400.

Item 3 - LEGAL PROCEEDINGS

Neither North Bay nor Vintage Bank is a party to, nor are any of their properties the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to North Bay's and Vintage Bank's businesses, nor are any of such proceedings known to be contemplated by government authority. No director, officer, affiliate, more than 5% shareholder of North Bay or Vintage Bank or any associate of these persons is a party adverse to North Bay or Vintage Bank or has a material interest adverse to North Bay or Vintage Bank in any material legal proceeding.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Vintage Bank shareholders was held on October 13, 1999 to approve a plan of corporate reorganization under which Vintage Bank would become the wholly-owned subsidiary of a newly formed bank holding company, North Bay Bancorp, which had been organized at the direction of Vintage Bank's Board of Directors. Upon consummation of the reorganization, Vintage Bank common stock would be converted, without recognition of gain or loss for tax purposes, into stock of North Bay on a share-for-share basis. 1,073,088 shares voted in favor of the reorganization, 10,841 shares voted against the reorganization, and 2,722 shares abstained.

                                     PART II


Item 5 - MARKET FOR THE BANK'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS


On November 1, 1999, North Bay's common stock began trading over-the-counter on the OTC "Bulletin Board" under the symbol NBAN. Prior to November 1, 1999,
Vintage Bank's common stock was quoted on the OTC "Bulletin Board" under the symbol VTGB. The firm of Hoefer & Arnett, Incorporated serves as primary market maker in North Bay's common stock.

The following table (adjusted for the 1998, 1999, and 2000 stock dividends) summarizes the common stock high and low bid prices based upon transactions of which North Bay or Vintage Bank is aware:

            Quarter ended (1)                    High              Low
            -------------------------- --------------- ----------------

            December 31, 1999                  $25.71           $24.05
            September 30, 1999                  25.71            22.38
            June 30, 1999                       22.86            19.05
            March 31, 1999                      22.86            19.05
            December  31, 1998                  18.59            16.10
            September 30, 1998                  19.73            16.33
            June 30, 1998                       20.86            18.14
            March 31, 1998                      24.49            20.86


(1) Price information for 1998 and the first three quarters of 1999 reflect trades in Vintage Bank common stock. Information for the quarter ended December 31, 1999 includes trades in North Bay common stock commencing on November 2, 1999.

There may be other transactions of which North Bay is not aware and accordingly, they are not reflected in the range of actual sales prices stated. Further, quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Additionally, since trading in North Bay's common stock is limited, the range of prices stated is not necessarily representative of prices which would result from a more active market.

Vintage Bank paid cash dividends of $0.20 per share in 1998 and $0.20 per share in 1999. The holders of common stock of North Bay are entitled to receive cash dividends when and as declared by the Board of Directors, out of funds legally available for the payment of dividends.

On January 18, 2000, the Board of Director of North Bay declared a $0.20 per share cash dividend and a 5% stock dividend payable March 20, 2000 to shareholders of record as of March 1, 2000. The cash dividend and stock dividend will not be paid on shares offered by this prospectus.

North Bay is restricted in its ability to pay dividends to its shareholders as a matter of law. For a discussion of restrictions imposed by law, see "SUPERVISION and REGULATION - Payment of Dividends."

As of March 1, 2000, there were 879 holders of record of North Bay's common stock.

Use of Proceeds of Public Offering

On December 22, 1999, North Bay filed Registration Statement No. 333-93365 with the United States Securities and Exchange Commission with respect to a proposed public offering of North Bay common stock for an aggregate consideration of $5,000,000. The registration statement was declared effective on February 9, 2000, and North Bay commenced an offering of up to 200,000 shares of its common stock, no par value, at a price of $25.00 per share. All securities are being sold for the account of the issuer and there are no underwriters involved in the offering. The offering has not been terminated.

As of December 31, 1999, no shares had been sold. The following expenses have been incurred by North Bay in connection with the issuance and distribution of securities registered:

Underwriting Discounts and Commissions           $ -0-
Finders Fees:                                    $ -0-
Expenses paid to underwriters;                   $ -0-
Other Expenses:  `                              $85,000
                                                -------
Total Expenses:                                 $85,000

All expenses were paid to persons other than directors, officers, or 10% shareholders of North Bay.

As of December 31, 1999, there were no net proceeds of the offering.

Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The management's discussion and analysis of financial condition and results of operations is included in North Bay's 1999 Annual Report to Shareholders on pages 5 through 12 which information is incorporated herein by reference.

Item 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

North Bay's consolidated balance sheets, statements of operations, statements of changes in shareholders' equity, statements of cash flows and related notes thereto are included in North Bay's 1999 Annual Report to Shareholders on pages 13 through 16 which information is incorporated herein by reference.

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None

                                    PART III


Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


For information regarding the directors, executive officers, promoters and control persons of North Bay, see "ELECTION OF DIRECTORS" and "REPORTS OF CHANGES IN BENEFICIAL OWNERSHIP" on pages 4 to 7 and 10 of the Bank's definitive proxy statement for the 2000 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "Proxy Statement"), which is incorporated herein by reference.

Item 10 - EXECUTIVE COMPENSATION


For information concerning compensation of the executive officers of North Bay, see "EXECUTIVE COMPENSATION" on pages 10 to 17 of the Proxy Statement, which is incorporated herein by reference.

Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


For information concerning the security ownership of certain beneficial owners and management of North Bay, see "SECURITY OWNERSHIP OF MANAGEMENT" on pages 7 to 10 of the Proxy Statement, which is incorporated herein by reference.

Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


For information  concerning certain relationships and related transactions,  see
"MANAGEMENT  INDEBTEDNESS"  on  page  17  of  the  Proxy  Statement,   which  is
incorporated herein by reference.

Item 13 - EXHIBITS AND REPORTS ON FORM 8-K

                                                                   Page of 1999
                                                                   Annual Report
                                                                   -------------
(a)     1.        Financial Statements

(i)   Balance Sheets, December 31, 1999 and
      1998                                                               13

(ii)  Income Statements for the years
      ended December 1999, 1998,  and 1997                               14

(iii) Statements of Changes in Shareholders' Equity
      for the years ended December 31,
      1999, 1998,  and 1997                                              15

(iv)  Statements of Cash Flows for the years
      ended December 31, 1999, 1998, and 1997                            16

(v)   Notes to Financial Statements                                      17

(vi)  Report of Independent Public
      Accountants                                                        33

Schedules have been omitted as inapplicable or because the information required is included in the financial statements or notes thereto.

3. Exhibits

See Exhibit Index on page 34 of this Report.

(b) Reports on Form 8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission on November 29, 1999 reporting, under Item. 5 "Other Matters," the consummation of the reorganization pursuant to which The Vintage Bank became the wholly-owned subsidiary of North Bay Bancorp and also reporting that upon consummation of the reorganization, all shareholders of The Vintage Bank became shareholders of North Bay Bancorp on a share for share basis and accordingly the securities of North Bay Bancorp became registered pursuant to Section 12(g) of the Exchange Act as of November 1, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NORTH BAY BANCORP


                                        By:  /s/ Terry L. Robinson
                                             ---------------------
                                        Terry L. Robinson
                                        President and Chief Executive Officer
Dated: March 28, 2000
                                                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                                   Date


/s/David B. Gaw              Director                            March 28, 2000
-------------------------
David B. Gaw

                             Director                            March __, 2000
-------------------------
Conrad W. Hewitt


/s/Harlan R. Kurtz           Director                            March 28, 2000
-------------------------
Harlan R. Kurtz


/s/Richard S. Long           Director                            March 28, 2000
-------------------------
Richard S. Long


/s/Thomas H. Lowenstein      Director and                        March 28, 2000
-------------------------    Vice Chairman of the Board
Thomas H. Lowenstein


/s/Thomas F. Malloy          Director and                        March 28, 2000
-------------------------    Chairman of the Board
Thomas F. Malloy


/s/Terry L. Robinson         President, Chief                    March 28, 2000
-------------------------    Executive Officer and Director
Terry L. Robinson            (Principal Executive Officer)



/s/James E. Tidgewell        Director                            March 28, 2000
-------------------------
James E. Tidgewell


/s/Lee-Ann Almeida           Vice President                      March 27, 2000
-------------------------    Chief Financial Officer
Lee-Ann Almeida              (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.       Description

2.1 Plan of Reorganization and Merger Agreement entered into as of July 30, 1999 by and among The Vintage Bank, Vintage Merger Co. and North Bay Bancorp. (1)

3.1               Articles of Incorporation of Registrant.(2)

3.2               Bylaws as amended of Registrant. (2)

10.1              North Bay Bancorp Stock Option Plan. (2)*

10.2              Employment Agreement with Terry L. Robinson. (2)*

10.3 Lease by and between B&C Stocking LLC, as Lessor, and North Bay Bancorp, as Lessee, with respect to premises at 403 Davis Street, Vacaville, California.

10.4 Lease by and between Davies Partners II, as Lessor, and North Bay Bancorp, as Lessee, with respect to premises at 1395 E. 2d Street, Benicia, California.

11.               Statement re: computation of per share earnings is included in
                  Note 1 to the financial statements to the prospectus included in Part I of this Registration Statement.

13 1999 Annual Report to Shareholders (parts not incorporated by reference are furnished for informational purposes only and not filed herewith).

21. Subsidiaries of Registrant are: The Vintage Bank, a California banking corporation.

23.1              Consent  of  Arthur   Andersen  LLP  as   independent   public
                  accountants for North Bay Bancorp and The Vintage Bank.

24.               Power of Attorney

27.               Financial Data Schedule

* Employment contracts and compensation plans.

(1) Attached as Exhibit 7(c)(2) to North Bay Bancorp's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 1999, and incorporated herein by reference.

(2) Attached as Exhibits 3.1, 3.2, 10.1 and 10.2, respectively, to Registration Statement No. 333-93365 filed by North Bay with the Securities and Exchange Commission under the Securities Act of 1933, and incorporated herein by reference.