Form 10-Q
period 2000-03-31
NORTH BAY BANCORP/CA
filed 2000-05-15
CIK 1102595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR the quarter ended March 31, 2000


Commission File No.  333-93365

                                NORTH BAY BANCORP
                                -----------------
                  (Name of Small Business Issuer in its Charter

              California                                     68-0434802
              ----------                                     ----------
     (State or Jurisdiction of                           (I.R.S. Employer
          incorporation)                                Identification No.)

                 1500 Soscol Avenue, Napa, California 94559-1314
                ------------------------------------------------
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
                 Yes   X                        No
                    -------                       -------

                      APPLICABLE ONLY TO CORPORATE ISSURES:


State the number of shares of the North Bay Bancorp's Common Stock outstanding as of May 10, 2000: 1,615,410

                                     Item 1.
                              Financial Information

FORWARD LOOKING STATEMENTS
In addition to the historical information contained herein, this Quarterly Report contains certain forward-looking statements. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, fee and other noninterest income earned as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

Moreover, wherever phrases such as or similar to "In Management's opinion", or "Management considers" are used, such statements are as of and based upon the knowledge of Management, at the time made and are subject to change by the passage of time and/or subsequent events, and accordingly such statements are subject to the same risks and uncertainties noted above with respect to forward-looking statements.

FINANCIAL INFORMATION
The information for the three months ended March 31, 2000 and March 31, 1999, is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of North Bay Bancorp (Company) at March 31, 2000 and the results of operations and cash flows for the three months then ended. Results for interim periods should not be considered as indicative of results for a full year.

                                                                                      North Bay Bancorp
                                                                                 Consolidated Balance Sheets
                                                                                          Unaudited
                                                                           March 31,       March 31,      December 31,
Assets                                                                       2000            1999            1999
                                                                        -------------    -------------   -------------
Cash and due from banks                                                 $  10,128,000    $   8,250,000   $   8,466,000
Federal funds sold                                                          9,523,000        6,000,000       1,500,000
Time deposits with other financial institutions                               100,000          200,000         100,000
Investment Securities:
   Held-to-maturity                                                         1,372,000       13,509,000       1,390,000
   Available-for-sale                                                      53,970,000       48,992,000      55,264,000
Loans, net of allowance for loan losses of $1,977,000 in March, 2000
   $1,814,000 in March, 1999 and $1,987,000 in December, 1999             128,919,000       97,906,000     120,166,000
Bank premises and equipment, net                                            3,572,000        2,790,000       2,883,000
Accrued interest receivable and other assets                                6,501,000        6,151,000       7,337,000
                                                                        -------------    -------------   -------------

                          Total assets                                  $ 214,085,000    $ 183,798,000   $ 197,106,000
                                                                        =============    =============   =============

Liabilities and Shareholders' Equity

Deposits:
   Non-interest bearing                                                 $  43,488,000    $  41,114,000   $  38,337,000
   Interest bearing                                                       146,256,000      124,597,000     134,043,000
                                                                        -------------    -------------   -------------
                          Total deposits                                  189,744,000      165,711,000     172,380,000

Short term borrowings                                                       4,600,000                0       5,000,000
                                                                        -------------    -------------   -------------

Accrued interest payable and other liabilities                              1,367,000        1,115,000       1,636,000
                                                                        -------------    -------------   -------------

                          Total liabilities                               195,711,000      166,826,000     179,016,000
                                                                        -------------    -------------   -------------

Shareholders' equity:

Preferred stock - no par value:
Authorized, 500,000 shares;
Issued and outstanding - none
Common stock - no par value:
Authorized, 10,000,000 shares;
Issued and outstanding - 1,615,410 shares in March 2000,
   1,510,134 shares in March, 1999, and 1,536,568 in December, 1999        14,824,000        8,963,000      12,893,000
Retained earnings                                                           4,811,000        7,916,000       6,368,000
Accumulated other comprehensive income (loss)                              (1,261,000)          93,000      (1,171,000)
                                                                        -------------    -------------   -------------
                          Total shareholders' equity                       18,374,000       16,972,000      18,090,000

             Total liabilities and shareholders' equity                 $ 214,085,000    $ 183,798,000   $ 197,106,000
                                                                        =============    =============   =============

The accompanying notes are an integral part of these statements

                                                           3

                                North Bay Bancorp
                         Consolidated Income Statements
                                   (Unaudited)

                                                     Three Months Ended March 31
                                                        2000            1999
                                                     ----------      ----------
Interest Income
   Loans (including fees)                            $2,808,000      $2,237,000
   Federal funds sold                                    71,000          50,000
   Investment securities                                844,000         948,000
                                                     ----------      ----------
Total Interest income                                 3,723,000       3,235,000

Interest Expense                                      1,289,000       1,032,000
                                                     ----------      ----------

Net interest income                                   2,434,000       2,203,000

Provision for loan losses                                90,000          60,000
                                                     ----------      ----------

Net interest income after
   provision for loan losses                          2,344,000       2,143,000

Non interest income                                     514,000         384,000

Gains on securities transactions, net                         0           5,000

Non interest expenses
   Salaries and employee benefits                       983,000         849,000
   Occupancy                                            112,000          92,000
   Equipment                                            162,000         124,000
   Other                                                511,000         437,000
                                                     ----------      ----------
Total non interest expense                            1,768,000       1,502,000
                                                     ----------      ----------

Income before provision for
   income taxes                                       1,090,000       1,030,000

Provision for income taxes                              419,000         389,000
                                                     ----------      ----------

Net income                                           $  671,000      $  641,000
                                                     ==========      ==========

Basic earnings per common share:                     $     0.42      $     0.40
                                                     ==========      ==========
Diluted earnings per common share:                   $     0.41      $     0.39
                                                     ==========      ==========

The accompanying notes are an integral part of these statements

                                                          North Bay Bancorp
                                      Consolidated Statement of Change in Shareholders' Equity
                                                           March 31, 2000
                                                             (Unaudited)
                                                                                      Accumulated
                                                                                         Other            Total
                                       Common Shares    Common          Retained     Comprehensive    Shareholders'    Comprehensive
                                        Outstanding      Stock          Earnings          Loss            Equity           Income
                                       ------------   ------------    ------------   -------------    -------------    -------------
BALANCE, DECEMBER 31, 1999               1,536,568     $ 12,893,000  $ 6,368,000      ($ 1,171,000)   $ 18,090,000

Stock dividend                              76,509        1,913,000   (1,921,000)                           (8,000)
Cash dividend                                                           (307,000)                         (307,000)
Comprehensive income:
    Net income                                                            671,000                          671,000     $    671,000
    Other comprehensive income, net
      of tax:
       Change in net unrealized loss
       on available-for-sale
       securities, net of tax                                                                                               (90,000)
                                                                                                                      --------------
    Total other comprehensive loss                                                         (90,000)        (90,000)         (90,000)
                                                                                                                      --------------
Comprehensive income                                                                                                    $   581,000
                                                                                                                      ==============
Stock options exercised                      2,333         18,000                                           18,000
                                      -------------  -------------   -------------  --------------   --------------
BALANCE, MARCH 31, 2000                  1,615,410   $ 14,824,000    $  4,811,000     ($ 1,261,000)   $ 18,374,000
                                      =============  =============   ============   ==============   ==============   =============

The accompanying notes are an integral part of these statements

                                     North Bay Bancorp
                            Consolidated Statement of Cash Flows
                                         Unaudited

                                         (In 000's)
                                                                Three Months Ended March 31,
                                                                       2000           1999
                                                                   --------       --------
Cash Flows From Operating Activities:
Net income                                                         $    671       $    641
Adjustment to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                          97             84
  Provision for loan losses                                              90             60
  Amortization of deferred loan fees                                    (63)           (63)
  Premium amortization (discount accretion), net                          8            (16)
  Net loss (gain) on investment securities                                0             (5)
  Changes in:
    Interest receivable and other assets                                901            219
    Interest payable and other liabilities                             (269)           (93)
                                                                   --------       --------
     Total adjustments                                                  764            186
                                                                   --------       --------
   Net cash provided by operating activities                          1,435            827
                                                                   --------       --------

Cash Flows From Investing Activities:
Investment securities held-to-maturity:
  Proceeds from maturities and principal payments                        18              0
Investment securities available-for-sale:
  Proceeds from maturities and principal payments                     1,132          5,110
  Proceeds from sales                                                     0          1,004
  Purchases                                                               0         (7,077)
Net increase in loans                                                (8,780)        (3,128)
Capital expenditures                                                   (787)          (140)
                                                                   --------       --------
   Net cash used in investing activities                             (8,417)        (4,231)
                                                                   --------       --------
Cash Flows From Financing Activities:
Net increase in deposits                                             17,364          3,538
Decrease in short-term borrowings                                      (400)             0
Stock options exercised                                                  18             11
Dividends paid                                                         (315)          (297)
                                                                   --------       --------
   Net cash provided by financing activities                         16,667          3,252
                                                                   --------       --------
Net increase (decrease) in cash and cash equivalents                  9,685           (152)
Cash and cash equivalents at beginning of year                        9,966         14,402
                                                                   --------       --------
Cash and cash equivalents at end of period                         $ 19,651       $ 14,250
                                                                   ========       ========
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                    $  1,371       $  1,078

The accompanying notes are an integral part of these statements

                                NORTH BAY BANCORP
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2000


NOTE 1 - Basis of Presentation
The accompanying consolidated financial statements, which include the accounts of North Bay Bancorp and its subsidiary, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2000 and 1999, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1999.

NOTE 2 - Commitments
The Company has outstanding standby Letters of Credit of approximately $1,643,000, undisbursed real estate and construction loans of approximately $20,439,000, and undisbursed commercial and consumer lines of credit of approximately $16,774,000, as of March 31, 2000.

NOTE 3 - Earnings Per Common Share
The Company declared 5% stock dividends on January 28, 1999 and January 18, 2000. As a result of the stock dividends the number of common shares outstanding and earnings per share data was adjusted retroactively for all periods presented.

The following  table  reconciles the numerator and  denominator of the Basic and
Diluted earnings per share computations:
                                                        Weighted Average           Per-Share
                                     Net Income              Shares                 Amount

                                           For the three months ended March 31, 2000
                                           -----------------------------------------
  Basic earnings per share           $671,000               1,613,543               $.42
  Stock options                                                35,855
  Diluted earnings per share                                1,649,398               $.41

                                           For the three months ended March 31, 1999
                                           -----------------------------------------
  Basic earnings per share           $641,000               1,584,616               $.40
  Stock options                                                45,776
  Diluted earnings per share                                1,630,392               $.39

NOTE 4 - Comprehensive Income
As of January 1, 1998, North Bay Bancorp adopted FASB Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", (SFAS 130). This Statement established standards for the reporting and display of comprehensive income and its components in the financial statements. For the Company, comprehensive income includes net income reported on the statement of income and changes in the fair value of its available-for-sale investments reported as a component of shareholders' equity. The following table presents net income adjusted by the change in unrealized gains or losses on the available-for-sale investments as a component of comprehensive income (in thousands).

                                               Three Months
                                              Ended March 31,
                                                   2000                   1999
                                                   ----                   ----
Net Income                                         $671                   $641

Net change in unrealized losses on
available-for-sale investments, net of tax          (90)                  (292)
                                                   ----                  -----

Comprehensive Income                               $581                   $349
                                                   ====                   ====

NOTE 5 - Segment Reporting
Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," (SFAS 131). This Statement establishes standards for the reporting and display of information about operating segments and related disclosures. The Company's operating segments consist of its traditional community banking activities provided through its three branches and activities related to the Bancorp. Community banking activities include the Bank's commercial and retail lending, deposit gathering and investment and liquidity management activities. The Company has aggregated the results of the branches into a single reportable segment, and the Bancorp activities reported as "Other".

The components of the Company's business segments for the three months ended March 31, 2000 were as follows:

                                                (In 000's)

                                        Community                     Intersegment
                                         Banking         Other         Adjustments      Consolidated
                                        --------        --------         --------         --------
Interest Income                         $  3,723        $      0         $      0         $  3,723
Interest Expense                           1,289               0                0            1,289
                                        --------        --------         --------         --------
   Net Interest Income                     2,434               0                0            2,434
Provision for loan losses
                                              90               0                0               90
Noninterest Income                           555             514             (555)             514
Noninterest Expense                        1,549             775             (555)           1,768
                                        --------        --------         --------         --------
Income (Loss)  Before Tax                  1,351            (261)               0            1,090
Provision for
   Income Taxes                              528            (109)               0              419
                                        --------        --------         --------         --------
Net Income (Loss)                       $    823        ($   152)        $      0         $    671
                                        --------        --------         --------         --------

Assets                                  $213,180        $ 18,383         ($17,478)        $214,085
Loans, Net                               128,919               0                0          128,919
Deposits                                 190,442               0             (698)         189,744
Equity                                    16,780          18,374          (16,780)          18,374




                                     Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
In addition to the historical information contained herein, this Quarterly Report contains certain forward-looking statements. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, fee and other noninterest income earned as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

Moreover, wherever phrases such as or similar to "In Management's opinion", "Management considers" are used, such statements are as of and based upon the knowledge of Management, at the time made and are subject to change by the passage of time and/or subsequent events, and accordingly such statements are subject to the same risks and uncertainties noted above with respect to forward-looking statements.

OVERVIEW
Net income was $671,000 or $.41 per share for the three months ended March 31, 2000, compared with $641,000 or $.39 per share for the three months ended March 31, 1999, an increase of 5%. Total assets were $214,085,000 as of March 31, 2000; equating to a 16% growth in assets during the twelve months ended March 31, 2000.

SUMMARY OF EARNINGS

NET INTEREST INCOME
Net interest income represents the amount by which interest earned on earning assets (primarily loans and investments) exceed the amount of interest paid on deposits. Net interest income is a function of volume, interest rates and level of non-accrual loans. Non-refundable loan origination fees are deferred and amortized into income over the life of the loan. Net interest income before the provision for loan losses on a taxable-equivalent basis for the three months ended March 31, 2000 and March 31, 1999 was $2,479,000 and $2,253,000,
respectively. These results equate to a 10% increase in net interest income for the first quarter of 2000 compared to the first quarter of 1999. Loan fee income, which is included in interest income, was $134,000 for the three months ended March 31, 2000, compared with $189,000 for the three months ended March 31, 1999. The average balance of earnings assets increased $22,091,000 or 13% during the twelve months ended March 31, 2000. Taxable-equivalent interest income increased $483,000 in the first quarter of 2000 compared with the first quarter of 1999. Increase in the volume of earning assets accounted for $533,000 of this increase, with a decrease of $50,000 attributable to lower rates. The average balance of interest-bearing liabilities increased $21,716,000 or 17% during the first three month of 2000 compared with the same period in 1999. Interest paid on interest-bearing liabilities increased $257,000 in 2000 compared with 1999. Increase in the volume of deposits and other borrowings accounted for $233,000 of this increase, while a $24,000 increase was attributed to an increase in rates. Management does not expect a material change in the Company's net interest margin during the next twelve months as the result of a modest increase or decrease in general interest rates.

The following  table  provides a summary of the  components of interest  income, interest  expense and net interest margins for the quarters ended March 31, 2000 and March 31, 1999:
                                                                        In 000's
                                                           2000                                       1999
                                                           ----                                       ----
                                          Average       Income/      Average         Average       Income/      Average
                                          Balance       Expense   Yield/Rate         Balance       Expense   Yield/Rate
                                         -------------------------------------------------------------------------------

 Loans  (1)  (2)                         $126,918        $2,808        8.85%         $98,824        $2,237        9.05%
 Investment securities:
   Taxable                                 41,449           674        6.50%          49,016           784        6.40%
   Non-taxable (3)                         14,090           214        6.08%          13,510           212        6.28%
                                         --------        ------                      -------        ------

TOTAL LOANS AND  INVESTMENT
SECURITIES                                182,457         3,696        8.10%         161,350         3,233        8.01%

 Due from banks, time                         100             1        4.00%             200             2        4.00%
 Federal funds sold                         5,787            71        4.91%           4,703            50        4.25%
                                         --------        ------                      -------        ------

TOTAL EARNING ASSETS                      188,344        $3,768        8.00%         166,253        $3,285        7.90%
                                         --------        ------                      -------        ------

 Cash and due from banks                    8,813                                      9,301
 Allowance for loan losses                (1,938)                                     (1,793)
 Premises and equipment, net                3,233                                      2,771
 Accrued interest receivable
   and other assets                         6,779                                      5,734
                                         --------                                   --------

TOTAL ASSETS                             $205,231                                   $182,266
                                         ========                                   ========

LIABILITIES AND SHAREHOLDERS'
EQUITY

 Deposits:
   Interest bearing demand                $61,160          $344        2.25%         $55,681          $314        2.26%
   Savings                                 16,133            74        1.83%          14,868            68        1.83%
   Time                                    63,944           801        5.01%          53,572           650        4.85%
                                         --------        ------                      -------        ------
                                          141,237         1,219        3.45%         124,121         1,032        3.33%

   Short-term borrowings                    4,600            70        6.09%               0             0        0.00%

TOTAL INTEREST BEARING
 LIABILITIES                              145,837        $1,289        3.54%         124,121        $1,032        3.33%
                                         --------        ------                      -------        ------

 Noninterest bearing DDA                   39,444                                     39,845
 Accrued interest payable
   and other liabilities                    1,616                                      1,263
 Shareholders' equity                      18,334                                     17,037
                                        ---------                                  ---------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                    $205,231                                   $182,266
                                        =========                                  =========

NET INTEREST INCOME                                      $2,479                                     $2,253
                                                        =======                                    ======
NET INTEREST INCOME TO
 AVERAGE EARNING ASSETS
(Net Interest Margin (4))                                  5.26%                                      5.42%

(1) Average loans include nonaccrual loans

(2) Loan interest income includes loan fee income of $134 in 2000 and $189 in 1999

(3) Average yields shown are taxable-equivalent. On a non- taxable basis, 2000 interest income was $169 with an average yield of 4.80%; in 1999 non-taxable income was $162 and the average yield was 4.80%.

(4) Net interest margin is calculated by dividing net interest income by the average balance of total earning assets for the applicable period

The following table sets forth a summary of the changes in interest earned and interest paid for the first three months in 2000 over 1999 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

                                                             In 000's
                                                          2000 Over 1999
                                                 Volume        Rate       Total
                                                  -----       -----       -----
Increase (Decrease) In
 Interest and Fee Income

   Time Deposits With Other
    Financial Institutions                         ($ 1)      $   0       ($  1)

   Investment Securities:
     Taxable                                       (121)         11        (110)
     Non-Taxable (1)                                  9          (7)          2
   Federal Funds Sold                                11          10          21
   Loans                                            635         (64)        571
                                                  -----       -----       -----
   Total Interest and Fee Income                    533         (50)        483
                                                  -----       -----       -----


Increase (Decrease) In
 Interest Expense

   Deposits:
     Interest Bearing
     Transaction Accounts                            32          (2)         30
     Savings                                          6           0           6
     Time Deposits                                  125          26         151
                                                  -----       -----       -----
   Total Deposits                                   163          24         187

   Short-term Borrowings                             70           0          70
                                                  -----       -----       -----
   Total Interest Expense                           233          24         257
                                                  -----       -----       -----
   Net Interest Income                            $ 300       ($ 74)      $ 226
                                                  =====       =====       =====

(1) The interest earned is taxable-equivalent.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The Company maintains an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by the provision for loan losses and reduced by net charge offs. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary they are reported in earnings in the periods in which they become known. The Company makes credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience and other factors in determining the adequacy of the allowance balance. This evaluation establishes a specific allowance for all classified loans over $50,000 and establishes percentage allowance requirements for all other loans, according to the classification as determined by the Company's internal grading system. As of March 31, 2000 the allowance for loan losses of $1,977,000 represented 1.51% of loans outstanding. As of March 31, 1999, the allowance represented 1.82% of loans outstanding. During the three months ended March 31, 2000, $90,000 was charged to expense for the loan loss provision, compared with $60,000 for the same period in 1999. Net charge-offs for all loans was $100,000 for the first quarter on 2000 compared with net recoveries of $2,000 in the year earlier period.

The following table summarizes changes in the allowance for loan losses:

                                              In 000's
                                                                    March 31, 2000            March 31, 1999
Balance, beginning of period                                                $1,987                    $1,752
Provision for loan losses                                                       90                        60
Loans charged off                                                              120                         0
Recoveries of loans previously charged off                                      20                         2
                                                                                --                        --
Balance, end of period                                                      $1,977                    $1,814
                                                                            ======                    ======

Allowance  for loan  losses  to  total  outstanding loans                     1.51%                     1.82%


NON-INTEREST INCOME
Non-interest income was $514,000 for the three months ended March 31, 2000 compared with $384,000 for the same period in 1999, a 34% increase. The increase in non-interest income resulted primarily from an increase in the number of deposit accounts, transaction volumes and directly related service charges.

GAIN (LOSSES) ON SECURITIES
Gains of $5,000 for the three months ended March 31, 1999 resulted from the sale of several available-for-sale securities. There were no gains or losses on sales of securities for the three months ended March 31, 2000.

NON-INTEREST EXPENSE
Non-interest expense for the three months ended March 31, 2000 and March 31, 1999 was $1,768,000 and $1,502,000, respectively. The 18% increase in 2000 was primarily in salaries and employee benefit expenses. Salaries and employee benefits expense for the three months ended March 31, 2000 and 1999 were $983,000 and $849,000, respectively, a 16% increase. The increase in 2000 resulted from increased salary rates paid to Company officers and employees, and an increase of approximately eight full-time equivalent employees during the twelve months ended March 31, 2000. Other expenses for the three months ended March 31, 2000 and March 31, 1999 were $511,000 and $437,000, respectively, a 17% increase. The increase from last year is primarily due to costs associated with training staff for a new core banking systems, and costs associated with an increased advertising campaign.

INCOME TAXES
The Company reported a provision for income tax for the three months ended March 31, 2000 and 1999 of $419,000 and $389,000, respectively. Both the 2000 and 1999 provisions reflect tax accruals at maximum rates for both federal and state income taxes, adjusted for the effect of the Company's investments in tax-exempt municipal securities.

BALANCE SHEET
Total assets as of March 31, 2000 were $214,085,000 compared with $183,798,000 as of March 31, 1999, and $197,106,000 at December 31, 1999 equating to a 16% increase during the twelve months then ended and an 8% increase for the three month ended March 31, 2000. Total deposits as of March 31, 2000 were $189,744,000 compared with $165,711,000 as of March 31, 1999, and $172,380,000 at December 31, 1999 representing a 15% increase during the twelve months and a 10% increase for the three months ended March 31, 2000. Loans outstanding as of March 31, 2000 were $130,896,000 compared with $99,720,000 as of March 31, 1999, and $122,153,000 at December 31, 1999 equating to a 31% increase during the twelve months and a 7% increase for the three months ended March 31, 2000,

BORROWINGS
Short-term borrowings were $4,600,000 at March 31, 2000 compared with $5,000,000 at December 31, 1999. Short-term borrowings consist primarily of federal funds purchased and borrowings from Federal Home Loan Bank. The Company has used short-term borrowings to assist in funding its increased loan demand. Going forward, continued reliance on short-term funds may be required if loan demand continues to outpace deposit growth, and, therefore short-term borrowings are expected to vary from time to time.

LIQUIDITY AND CAPITAL ADEQUACY
The Company's liquidity is determined by the level of assets (such as cash, Federal Funds, and investment in marketable securities) that are readily convertible to cash to meet customer withdrawals and borrowings. Management reviews the Company's liquidity position on a regular basis to ensure that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Company has a comprehensive Asset/Liability Management and Liquidity Policy, which it uses to determine adequate liquidity. As of March 31, 2000 liquid assets were 34% of total assets, compared with 35% as of March 31, 1999.

The Federal Deposit Insurance Corporation Improvement Act (FDICA) established ratios used to determine whether a Company is "Well Capitalized," "Adequately Capitalized," "Undercapitalized," "Significantly Undercapitalized," or "Critically Undercapitalized." A Well Capitalized Company has risk-based capital of at least 10%, tier 1 risked-based capital of at least 6%, and a leverage ratio of at least 5%. As of March 31, 2000, the Company's risk-based capital ratio was 13.24%. The Company's tier 1 risk-based capital ratio and leverage ratio were 12.03% and 9.57%, respectively.

As the following  table  indicates,  the Bank  currently  exceeds the regulatory
capital  minimum  requirements.   The  Bank  is  considered  "Well  Capitalized"
according to regulatory guidelines.

                                                                                    To Be Well Capitalized
                                                              For Capital          Under Prompt Corrective
                                       Actual             Adequacy Purposes           Action Provisions
                                       ------            -------------------       -----------------------
                                                             (In 000's)

                               Amount        Ratio       Amount        Ratio         Amount           Ratio
                               ------        -----       ------        -----         ------           -----
As of December 31, 1999:
Total Capital (to Risk
   Weighted Assets)
      Consolidated            $21,612       13.24%      $13,060       >8.00%        $16,325         >10.00%
                                                                      -                             -
      The Vintage Bank         20,154       12.70%       12,608       >8.00%         15,760         >10.00%
                                                                      -                             -
Tier I Capital (to Risk
   Weighted Assets)
      Consolidated             19,635       12.03%        6,530       >4.00%          9,795          >6.00%
                                                                      -                              -
      The Vintage Bank         18,049       11.45%        6,304       >4.00%          9,456          >6.00%
                                                                      -                              -
Tier I Capital (to
   Average Assets)
      Consolidated             19,635        9.58%        8,209       >4.00%         10,261          >5.00%
                                                                      -
      The Vintage Bank         18,049        8.80%        8,209       >4.00%         10,261          >5.00%
                                                                      -                              -

YEAR 2000 DATA PROCESSING ISSUES
The Company previously recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and began taking corrective action as required pursuant to the interagency statements issued by the Federal Financial Institutions Examination Council.

The Company's Year 2000 readiness costs were approximately $75,000. The Company does not currently expect to apply any further funds to address Year 2000 issues.

As of May 8, 2000, the Company has not experienced any material disruptions of its internal computer systems or software applications and has not experienced any problems with the computer systems or software applications of its third party vendors, suppliers or service providers. The Company will continue to monitor these third parties to determine the impact, if any, on its business and the actions it must take, if any, in the event of non-compliance by any of these third parties. Based upon the Company's assessment of compliance by third parties, there appears to be no material business risk posed by any such non-compliance.

Although the Company's Year 2000 rollover did not present any material business disruption, there may be some remaining Year 2000 related risks. Management believes that appropriate actions have been taken to address these remaining Year 2000 issues and contingency plans are in place to minimize the financial impact to the Company. Management, however, cannot be certain that Year 2000 issues affecting its customers, suppliers or service providers will not have a material adverse impact on the Company.

                           PART II - OTHER INFORMATION



OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material developments in any previously reported legal proceedings.

ITEM 2.   USE OF PROCEEDS

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

The terms of the offering have been amended. Instead of offering up to 200,000 of its common stock at a cash price of $25.00 per share, the Company is now offering up to 227,273 shares of its common stock at a cash price of $22.00 per share. The aggregate consideration remains at $5,000,000. The maximum purchase for any one individual has increased from $100,000 (4,454 shares) to $500,000 (22,727 shares). The Company also has extended the offering expiration date from April 15, 2000 to May 31, 2000, and has also extended the date to which it retains discretion to further extend the offering expiration without further notice from June 30, 2000 to July 31, 2000.

As of May 8, 2000 subscriptions of $1,288,982 have been received but yet not accepted, therefore there were no net proceeds associated with this offering. The following expenses have been incurred by the Company in connection with the issuance and distribution of securities registered:

Underwriting Discounts and Commissions:         $ -0-
Finders Fees:                                   $ -0-
Expenses paid to underwriters;                  $ -0-
Other Expenses;                               $100,000
Total Expenses;                               $100,000

All expenses were paid to persons other than directors, officers, or 10% shareholders of North Bay.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                                                              Page
         (a) Exhibit 27. Finacial Data Schedule                15

         (b) On February 2, 2000, the Company filed a Current Report on Form 8-K, reporting the declaration of a stock dividend of one share for every twenty outstanding shares and a cash dividend of twenty cents ($.20) per share. On March 31, 2000 the Company filed a Current Report on Form 8-K, reporting its year-end results and reporting the commencement of its public stock offering. No financial statements were filed with the Current Reports on Form 8-K.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NORTH BAY BANCORP
                                            A California Corporation


Date: May 11, 2000                  BY: /s/ Terry L. Robinson
                                        ------------------------
                                        Terry L. Robinson
                                        President & CEO



Date: May 11,2000                   BY: /s/ Lee Ann-Almeida
                                        ------------------------
                                        Lee-Ann Almeida
                                        Vice President & CFO