Form 10QSB
period 2000-06-30
NORTH BAY BANCORP/CA
filed 2000-08-14
CIK 1102595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR the quarter ended June 30, 2000

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

                   Yes _X_                                  No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares of the North Bay Bancorp's Common Stock outstanding as of August 10, 2000: 1,846,850

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

FINANCIAL INFORMATION

The information for the three months and six months ended June 30, 2000 and June 30, 1999, is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of North Bay Bancorp (Company) at June 30, 2000 and the results of operations and cash flows for the three months and six months then ended. Results for interim periods should not be considered as indicative of results for a full year.

                                                                                               North Bay Bancorp
                                                                                           Consolidated Balance Sheets
                                                                                                  (Unaudited)

                                                                                    June 30,            June 30,       December 31,
Assets                                                                                  2000                1999               1999
                                                                                -------------      -------------      -------------
Cash and due from banks                                                         $   9,794,000      $  11,488,000      $   8,466,000
Federal funds sold                                                                  6,224,000                  0          1,500,000
Time deposits with other financial institutions                                       100,000            100,000            100,000
                                                                                -------------      -------------      -------------
                   Total cash and cash equivalents                                 16,118,000         11,588,000         10,066,000
Investment securities:
   Held-to-maturity                                                                 1,372,000         14,906,000          1,390,000
   Available-for-sale                                                              50,127,000         46,616,000         55,264,000
Loans, net of allowance for loan losses of $2,068,000 in June, 2000
   $1,872,000 in June, 1999 and $1,987,000 in December, 1999                      138,972,000        108,180,000        120,166,000
Bank premises and equipment, net                                                    4,972,000          2,818,000          2,883,000
Accrued interest receivable and other assets                                        6,896,000          6,366,000          7,337,000
                                                                                -------------      -------------      -------------

                            Total assets                                        $ 218,457,000      $ 190,474,000      $ 197,106,000
                                                                                =============      =============      =============

Liabilities and Shareholders' Equity
Liabilities:

Deposits:
   Non-interest bearing                                                         $  52,304,000      $  41,089,000      $  38,337,000
   Interest bearing                                                               142,028,000        128,269,000        134,043,000
                                                                                -------------      -------------      -------------
                           Total deposits                                         194,332,000        169,358,000        172,380,000

Short term borrowings                                                                 500,000          3,000,000          5,000,000
                                                                                -------------      -------------      -------------

Accrued interest payable and other liabilities                                      1,508,000            911,000          1,636,000
                                                                                -------------      -------------      -------------

                          Total liabilities                                       196,340,000        173,269,000        179,016,000
                                                                                -------------      -------------      -------------

Shareholders' equity:

Preferred stock - no par value:
Authorized, 500,000 shares;
Issued and outstanding - none
Common stock - no par value:
Authorized, 10,000,000 shares;
Issued and outstanding - 1,742,119 shares in June 2000,
   1,510,134 shares in June, 1999, and 1,536,568 in December, 1999                 17,611,000         12,218,000         12,893,000
Retained earnings                                                                   5,600,000          5,465,000          6,368,000
Accumulated other comprehensive loss                                               (1,094,000)          (478,000)        (1,171,000)
                                                                                -------------      -------------      -------------
                     Total shareholders' equity                                    22,117,000         17,205,000         18,090,000

             Total liabilities and shareholders' equity                         $ 218,457,000      $ 190,474,000      $ 197,106,000
                                                                                =============      =============      =============

The accompanying notes are an integral part of these statements

                                                                                       North Bay Bancorp
                                                                                 Consolidated Income Statements
                                                                                           (Unaudited)

                                                                      Three Months Ended                    Six Months Ended
                                                                June 30,           June 30,           June 30,             June 30,
                                                                  2000               1999               2000                1999
                                                              -----------         -----------        -----------         -----------
Interest Income

   Loans (including fees)                                     $ 3,145,000         $ 2,396,000        $ 5,953,000         $ 4,633,000
   Federal funds sold                                              50,000              31,000            121,000              81,000
   Investment securities - taxable                                660,000             751,000          1,334,000             316,000
                                                              -----------         -----------        -----------         -----------
   Investment securities - tax exempt                             170,000             162,000            340,000           1,545,000
                                                              -----------         -----------        -----------         -----------
Total Interest income                                           4,025,000           3,340,000          7,748,000           6,575,000

Interest Expense                                                1,326,000           1,031,000          2,615,000           2,063,000
                                                              -----------         -----------        -----------         -----------

Net interest income                                             2,699,000           2,309,000          5,133,000           4,512,000

Provision for loan losses                                          90,000              60,000            180,000             120,000
                                                              -----------         -----------        -----------         -----------

Net interest income after provision for loan losses             2,609,000           2,249,000          4,953,000           4,392,000

Non interest income                                               637,000             431,000          1,151,000             815,000

Gains (losses) on securities transactions, net                    (8,000)                  0             (8,000)              5,000

Non interest expenses

   Salaries and employee benefits                               1,039,000             817,000          2,022,000           1,666,000
   Occupancy                                                      140,000              97,000            252,000             189,000
   Equipment                                                      186,000             122,000            348,000             246,000
   Other                                                          567,000             527,000          1,078,000             964,000
                                                              -----------         -----------        -----------         -----------
Total non interest expense                                      1,932,000           1,563,000          3,700,000           3,065,000
                                                              -----------         -----------        -----------         -----------

Income before provision for
   income taxes                                                 1,306,000           1,117,000          2,396,000           2,147,000

Provision for income taxes                                        517,000             426,000            936,000             815,000
                                                              -----------         -----------        -----------         -----------

Net income                                                    $   789,000         $   691,000        $ 1,460,000         $ 1,332,000
                                                              ===========         ===========        ===========         ===========

Basic earnings per common share:                              $      0.48         $      0.44        $      0.89         $      0.84
                                                              ===========         ===========        ===========         ===========
Diluted earnings per common share:                            $      0.47         $      0.43        $      0.87         $      0.82
                                                              ===========         ===========        ===========         ===========

The accompanying notes are an integral part of these statements

                                                          North Bay Bancorp
                                      Consolidated Statement of Change in Shareholders' Equity
                                                            June 30, 2000
                                                             (Unaudited)

                                                                                         Accumulated
                                                                                               Other           Total
                                       Common Shares          Common        Retained   Comprehensive   Shareholders'   Comprehensive
                                         Outstanding           Stock        Earnings            Loss          Equity          Income
                                       ---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                 1,536,568    $ 12,893,000    $  6,368,000    $ (1,171,000)   $ 18,090,000

Stock dividend                                76,509       1,913,000      (1,921,000)                         (8,000)
Cash dividend                                                               (307,000)                       (307,000)
Comprehensive income:
    Net income                                                             1,460,000                       1,460,000    $  1,460,000
    Other comprehensive income,
      net of tax:
       Change in net unrealized
         loss on available-for-sale
         securities, net of tax                                                                                               77,000
                                                                                                                        ------------
    Total other comprehensive income                                                          77,000          77,000          77,000
                                                                                                                        ------------
Comprehensive income                                                                                                    $  1,537,000
                                                                                                                        ============
Issuance of common stock                     126,709       2,787,000                                       2,787,000
                                         -----------    ------------
Stock options exercised                        2,333          18,000                                          18,000
                                         -----------    ------------                                    ------------
BALANCE, JUNE 30, 2000                     1,742,119    $ 17,611,000    $  5,600,000    $ (1,094,000)   $ 22,117,000
                                         ===========    ============    ============    ============    ============

The accompanying notes are an integral part of these statements

                                                          North Bay Bancorp
                                                Consolidated Statement of Cash Flows
                                                             (Unaudited)

                                                             (In 000's)

                                                                                                      Six months Ended June 30,
                                                                                                     2000                    1999
                                                                                                   --------                --------
Cash Flows From Operating Activities:

Net income                                                                                         $  1,460                $  1,332
Adjustment to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                                                         215                     171
  Provision for loan losses                                                                             180                     120
  Amortization of deferred loan fees                                                                   (133)                   (133)
  Premium amortization (discount accretion), net                                                         15                      (6)
  Net loss (gain) on sale of investment securities                                                        8                      (5)
  Net loss (gain) on sale of assets                                                                       8                     (15)
  Changes in:
    Interest receivable and other assets                                                                388                     411
    Interest payable and other liabilities                                                             (128)                   (297)
                                                                                                   --------                --------
     Total adjustments                                                                                  553                     246
                                                                                                   --------                --------
   Net cash provided by operating activities                                                          2,013                   1,578
                                                                                                   --------                --------

Cash Flows From Investing Activities:
Investment securities held-to-maturity:
  Proceeds from maturities and principal payments                                                        18                       0
  Purchases                                                                                               0                  (1,400)
Investment securities available-for-sale:
  Proceeds from maturities and principal payments                                                     6,213                   6,623
  Proceeds from sales                                                                                 5,151                   1,005
  Purchases                                                                                          (6,119)                 (7,199)
Net increase in loans                                                                               (18,853)                (13,392)
Sale of capital assets                                                                                    0                      21
Capital expenditures                                                                                 (2,313)                   (261)
                                                                                                   --------                --------
   Net cash used in investing activities                                                            (15,903)                (14,603)
                                                                                                   --------                --------

Cash Flows From Financing Activities:

Net increase in deposits                                                                             21,952                   7,185
Decrease (increase)  in short-term borrowings                                                        (4,500)                  3,000
Stock issued                                                                                          2,787                       0
Stock options exercised                                                                                  18                     123
Dividends paid                                                                                         (315)                   (297)
                                                                                                   --------                --------
   Net cash provided by financing activities                                                         19,942                  10,011
                                                                                                   --------                --------
Net increase (decrease) in cash and cash equivalents                                                  6,052                  (3,014)
Cash and cash equivalents at beginning of year                                                       10,066                  14,702
                                                                                                   --------                --------
Cash and cash equivalents at end of period                                                         $ 16,118                $ 11,588
                                                                                                   ========                ========
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                                    $  2,538                $  2,211
  Income taxes paid                                                                                $    892                $    310

The accompanying notes are an integral part of these statements

                                NORTH BAY BANCORP
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2000

NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements, which include the accounts of North Bay Bancorp and its subsidiary (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. All significant intercompany transactions and balances have been eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2000 and 1999, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1999.

NOTE 2 - Commitments

The Company has outstanding standby Letters of Credit of approximately $1,499,000, undisbursed real estate and construction loans of approximately $31,773,000, and undisbursed commercial and consumer lines of credit of approximately $14,587,000, as of June 30, 2000.

NOTE 3 - Earnings Per Common Share

The Company declared 5% stock dividends on January 28, 1999 and January 18, 2000. As a result of the stock dividends the number of common shares outstanding and earnings per share data was adjusted retroactively for all periods presented.

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

                                                            Weighted Average        Per-Share
                                     Net Income             Shares                  Amount
                                     ----------             ------                  ------
                                           For the three months ended June 30, 2000
                                           ----------------------------------------
  Basic earnings per share           $789,000               1,657,182               $.48
  Stock options                                                31,305
  Diluted earnings per share                                1,688,487               $.47

                                           For the three months ended June 30, 1999
                                           ----------------------------------------
  Basic earnings per share           $691,000               1,588,469               $.44
  Stock options                                                36,586
  Diluted earnings per share                                1,625,055               $.43

                                                            Weighted Average        Per-Share
                                     Net Income             Shares                  Amount
                                     ----------             ------                  ------
                                           For the six months ended June 30, 2000
                                           --------------------------------------
  Basic earnings per share           $1,460,000             1,635,363               $.89
  Stock options                                                33,580
  Diluted earnings per share                                1,668,943               $.87

                                           For the six months ended June 30, 1999
                                           --------------------------------------
  Basic earnings per share           $1,332,000             1,587,068               $.84
  Stock options                                                42,851
  Diluted earnings per share                                1,629,919               $.82

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

                                             Three Months Ended June 30,
                                                           2000          1999
                                                         --------      --------
Net Income                                               $    789      $    691
Net change in unrealized losses on
available-for-sale investments, net of tax                    167          (571)
                                                         --------      --------
Comprehensive Income                                     $    956      $    120
                                                         ========      ========

                                                 Six Months Ended June 30,
                                                           2000          1999
                                                         --------      --------
Net Income                                               $  1,460      $  1,332
Net change in unrealized losses on
available-for-sale investments, net of tax                     77          (863)
                                                         --------      --------
Comprehensive Income                                     $  1,537      $    469
                                                         ========      ========


NOTE 5 - Segment Reporting

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," (SFAS 131). This Statement establishes standards for the reporting and display of information about operating segments and related disclosures. The Company's operating segments consist of its traditional community banking activities provided through its three branches and activities related to the Holding Company. Community banking activities include the Bank's commercial and retail lending, deposit gathering and investment and liquidity management activities. The Company has aggregated the results of the branches into a single reportable segment, and the Holding Company activities reported as "Other".

The components of the Company's  business segments for the six months ended June
30, 2000 were as follows:

                                                                                 (In 000's)

                                                       Community                         Intersegment
                                                         Banking             Other        Adjustments       Consolidated
                                                       ---------          --------       ------------       ------------
Interest Income                                         $  7,748          $      0           $      0           $  7,748
Interest Expense                                           2,599                16                  0              2,615
                                                        --------          --------           --------           --------
   Net Interest Income                                     5,149               (16)                 0              5,133

Provision for loan losses                                    180                 0                  0                180
Noninterest Income                                         1,226             1,078             (1,161)             1,143
Noninterest Expense                                        3,193             1,668             (1,161)             3,700
                                                        --------          --------           --------           --------
Income (Loss)  Before Tax                                  3,002              (606)                 0              2,396
Provision for
   Income Taxes                                            1,188              (252)                 0                936
                                                        --------          --------           --------           --------
Net Income (Loss)                                       $  1,814          $   (354)          $      0           $  1,460
                                                        --------          --------           --------           --------

Assets                                                  $215,940          $ 22,853           $(20,336)          $218,457
Loans, Net                                               138,972                 0                  0            138,972
Deposits                                                 196,730                 0             (2,398)           194,332
Equity                                                    17,938            22,117            (17,938)            22,117


NOTE 6- Stock Offering

On June 30, 2000, the Company successfully closed its $5 million stock offering of up to 227,273 shares of its common stock at a price of $22.00 per share (the "Stock Offering"). The Stock Offering was over subscribed by approximately $240,000. As of June 12, 2000 subscriptions for $2,787,000 were accepted. After allocating the remaining subscriptions to eliminate the over subscription, subscriptions for the remaining $2,213,000 were accepted as of July 19, 2000. Total proceeds to the Company, net of offering expenses, were $4,867,000. See
Part II. "Item 2. Use of Proceeds" of this Quarterly Report.

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

OVERVIEW

Net income was $789,000 or $.47 per diluted share for the three months ended June 30, 2000, compared with $691,000 or $.43 per diluted share for the three months ended June 30, 1999, an increase of 14%. Net income was $1,460,000 or $.87 per diluted share for the six months ended June 30, 2000, compared with $1,332,000 or $.82 per diluted share for the six months ended June 30, 1999, an increase of 10%. Total assets were $218,457,000 as of June 30, 2000; equating to a 15% growth in assets during the twelve months ended June 30, 2000. Shareholders' equity as of June 30, 2000 was increased by $2,787,000 as the result of the acceptance of subscriptions for 126,709 shares of the Company's common stock pursuant to the Stock Offering. Subscriptions for the additional 100,546 shares, or $2,213,000, were accepted in the third quarter. See Footnote 6 to the Financial Statements included in Part I of this Quarterly Report.

SUMMARY OF EARNINGS

NET INTEREST INCOME

Net interest income represents the amount by which interest earned on earning assets (primarily loans and investments) exceed the amount of interest paid on deposits. Net interest income is a function of volume, interest rates and level of non-accrual loans.

Net interest income before the provision for loan losses on a taxable-equivalent basis for the three months ended June 30, 2000 and June 30, 1999 was $2,744,000 and $2,356,000, respectively. These results equate to a 16% increase in net interest income for the second quarter of 2000 compared to the second quarter of 1999. Loan fee income, which is included in interest income from loans, was $179,000 for the three months ended June 30, 2000, compared with $190,000 for the three months ended June 30, 1999. Net interest income before the provision for loan losses on a taxable-equivalent basis for the six months ended June 30, 2000 and June 30, 1999 was $5,223,000 and $4,609,000, respectively. These results equate to a 13% increase in net interest income for the first six months of 2000 compared to the same period in 1999. Loan fee income, which is included in interest income from loans, was $313,000 for the six months ended June 30, 2000, compared with $379,000 for the six months ended June 30, 1999.The average balance of earning assets increased $22,125,000 or 13% during the twelve months ended June 30, 2000. Taxable-equivalent interest income increased $1,166,000 or 17% in the first six months of 2000 compared with the same period of 1999. Increase in the volume of earning assets accounted for $1,080,000 of this increase, with an increase of $86,000 attributable to higher rates. The average balance of interest-bearing liabilities increased $18,158,000 or 14% during the first six month of 2000 compared with the same period in 1999. Interest paid on interest-bearing liabilities increased $552,000 in 2000 compared with 1999. Increase in the volume of deposits and other borrowings accounted for $379,000 of this increase, while a $173,000 increase was attributed to an increase in rates. Management does not expect a material change in the Company's net interest margin during the next twelve months as the result of a modest increase or decrease in general interest rates.

The following table provides a summary of the components of interest income, interest expense and net interest margin for the six months ended June 30, 2000 and June 30, 1999:

                                                                                      In 000's

                                                                 2000                                         1999
                                                                 ----                                         ----
                                               Average          Income/         Average      Average         Income/        Average
                                               Balance          Expense        Yield/Rate    Balance         Expense      Yield/Rate
                                              --------------------------------------------------------------------------------------
 Loans (1) (2)                                $ 132,652        $   5,953           8.98%    $ 103,545       $   4,633          8.95%
 Investment securities:
   Taxable                                       40,050            1,331           6.65%       48,302           1,532          6.34%
   Non-taxable (3)                               14,061              430           6.12%       13,975             422          6.04%
                                              ---------        ---------                    ---------       ---------

TOTAL LOANS AND INVESTMENT
SECURITIES                                      186,763            7,714           8.26%      165,822           6,587          7.94%

 Due from banks, time                               100                3           6.00%          150               4          5.33%
 Federal funds sold                               3,939              121           6.14%        2,705              81          5.99%
                                              ---------        ---------                    ---------       ---------

TOTAL EARNING ASSETS                            190,802        $   7,838           8.22%      168,677       $   6,672          7.91%
                                              ---------        ---------                    ---------       ---------

 Cash and due from banks                          9,659                                         9,612
 Allowance for loan losses                       (1,988)                                       (1,823)
 Premises and equipment, net                      3,790                                         2,800
 Accrued interest receivable
   and other assets                               6,802                                         5,669
                                              ---------                                     ---------

TOTAL ASSETS                                  $ 209,065                                     $ 184,935
                                              =========                                     =========

LIABILITIES AND SHAREHOLDERS'
EQUITY

 Deposits:
   Interest bearing demand                    $  61,595        $     696           2.26%    $  57,053       $     657          2.30%
   Savings                                       15,829              149           1.88%       15,414             141          1.83%
   Time                                          64,491            1,665           5.16%       51,487           1,212          4.71%
                                              ---------        ---------                    ---------       ---------
                                                141,915            2,510           3.54%      123,954           2,010          3.24%

   Short-term borrowings                          2,764              105           7.60%        2,567              53          4.13%

TOTAL INTEREST BEARING
 LIABILITIES                                    144,679        $   2,615           3.61%      126,521       $   2,063          3.26%
                                              ---------        ---------                    ---------       ---------

 Noninterest bearing DDA                         43,656                                        40,187
 Accrued interest payable
   and other liabilities                          1,425                                         1,091
 Shareholders' equity                            19,305                                        17,136
                                              ---------                                     ---------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                         $ 209,065                                     $ 184,935
                                              =========                                     =========

NET INTEREST INCOME                                            $   5,223                                    $   4,609
                                                               =========                                    =========

NET INTEREST INCOME TO
 AVERAGE EARNING ASSETS
(Net Interest Margin (4))                                           5.47%                                        5.46%


(1) Average loans include nonaccrual loans

(2) Loan  interest  income  includes loan fee income of $313 in 2000 and $379 in
1999

(3) Average yields shown are taxable-equivalent. On a non- taxable basis, 2000 interest income was $340 with an average yield of 4.84%; in 1999 non-taxable income was $325 and the average yield was 4.65%.

(4) Net interest margin is calculated by dividing net interest income by the average balance of total earning assets for the applicable period

The following table sets forth a summary of the changes in interest income and interest expense for the six months ended June 30, 2000 over June 30, 1999 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each

                                                              In 000's

                                                             2000 Over 1999
                                                      Volume        Rate   Total
                                                --------------------------------
Increase (Decrease) In
 Interest and Fee Income

   Time Deposits With Other

    Financial Institutions                              $(1)          $0    $(1)

   Investment Securities:
     Taxable                                           (262)          61   (201)
     Non-Taxable (1)                                       3           5       8
   Federal Funds Sold                                     37           3      40
   Loans                                               1,303          17   1,320
                                                --------------------------------
   Total Interest and Fee Income                       1,080          86   1,166
                                                --------------------------------


Increase (Decrease) In
 Interest Expense

   Deposits:
     Interest Bearing

     Transaction Accounts                                 51        (12)      39
     Savings                                               4           4       8
     Time Deposits                                       320         133     453
                                                --------------------------------
   Total Deposits                                        375         125     500

   Short-term Borrowings                                   4          48      52
                                                --------------------------------
   Total Interest Expense                                379         173     552
                                                --------------------------------
   Net Interest Income                                  $701       $(87)    $614
                                                ================================

(1) The interest earned is taxable-equivalent.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by the provision for loan losses and reduced by net charge offs. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary they are reported in earnings in the periods in which they become known. The Company makes credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience and other factors in determining the adequacy of the allowance balance. This evaluation establishes a specific allowance for all classified loans over $50,000 and establishes percentage allowance requirements for all other loans, according to the classification as determined by the Company's internal grading system. As of June 30, 2000 the allowance for loan losses of $2,068,000 represented 1.46% of loans outstanding. As of June 30, 1999, the allowance represented 1.70% of loans outstanding. During the six months ended June 30, 2000, $180,000 was charged to expense for the loan loss provision, compared with $120,000 for the same period in 1999. Net charge-offs for all loans was $99,000, or 0.1% of total loans as of June 30, 2000, for the first six months of 2000 compared with no net charge-off in the year earlier period.

The following table summarizes changes in the allowance for loan losses:

                                                     In 000's

                                                                     June 30, 2000             June 30, 1999
Balance, beginning of year                                                  $1,987                    $1,752
Provision for loan losses                                                      180                       120
Loans charged off                                                              102                         2
Recoveries of loans previously charged off                                       3                         2
                                                                            ------                    ------
Balance, end of period                                                      $2,068                    $1,872
                                                                            ======                    ======

Allowance  for loan  losses  to  total  outstanding loans                    1.46%                     1.70%

There were no loans on non-accrual at June 30, 2000 or June 30, 1999.

NON-INTEREST INCOME

Non-interest income was $637,000 for the three months ended June 30, 2000 compared with $431,000 for the same period in 1999, a 48% increase. Non-interest income was $1,151,000 for the six months ended June 30, 2000 compared with $815,000 for the same period in 1999, a 41% increase. The Company realized a one-time increase in non-interest income of $142,000 during the second quarter of 2000, as a result of the demutualization of an insurance company in which the Company holds policies. Other increases in non-interest income resulted primarily from an increase in the number of deposit accounts, transaction volumes and directly related service charges.

GAIN (LOSSES) ON SECURITIES

Net losses of $8,000 for the three and six months ended June 30, 2000 resulted from the sale of several available-for-sale securities. Gains of $5,000 for the six months ended June 30, 1999 resulted from the sale of several available-for-sale securities.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended June 30, 2000 and June 30, 1999 was $1,932,000 and $1,563,000, respectively, a 24% increase. Non-interest expense for the six months ended June 30, 2000 and June 30, 1999 was $3,700,000 and $3,065,000, respectively, a 21% increase. The 21% increase in 2000 was primarily in salaries and employee benefit expenses. Salaries and employee benefits expense for the three months ended June 30, 2000 and 1999 were $1,039,000 and $817,000, respectively, a 27% increase. Salaries and employee benefits expense for the six months ended June 30, 2000 and 1999 were $2,022,000 and $1,666,000, respectively, a 21% increase. The increase in 2000 resulted from increased salaries paid to Company officers and employees, and an increase of approximately twenty full-time equivalent employees during the twelve months ended June 30, 2000. The increase in employees is primarily due to growth of the Company and opening of Solano Bank in mid July, 2000. At June 30, 2000 the full-time employee equivalent of the company was 96. Other expenses for the three months ended June 30, 2000 and June 30, 1999 were $567,000 and $527,000, respectively, an 8% increase. Other expenses for the six months ended June 30, 2000 and June 30, 1999 were $1,078,000 and $964,000, respectively, a 12%
increase. The increase from last year is primarily due to costs associated with training staff for a new core banking system, and costs associated with an increased advertising campaign.

INCOME TAXES

The Company reported a provision for income tax for the three months ended June 30, 2000 and 1999 of $517,000 and $426,000, respectively. The Company reported a provision for income tax for the six months ended June 30, 2000 and 1999 of $936,000 and $815,000, respectively. Both the 2000 and 1999 provisions reflect tax accruals at maximum rates for both federal and state income taxes, adjusted for the effect of the Company's investments in tax-exempt municipal securities.

BALANCE SHEET

Total assets as of June 30, 2000 were $218,457,000 compared with $190,474,000 as of June 30, 1999, and $197,106,000 at December 31, 1999 equating to a 15% increase during the twelve months and an 11% increase for the six month ended June 30, 2000. Total deposits as of June 30, 2000 were $194,332,000 compared with $169,358,000 as of June 30, 1999, and $172,380,000 at December 31, 1999
representing a 15% increase during the twelve months and a 13% increase for the six months ended June 30, 2000. Loans outstanding as of June 30, 2000 were $141,040,000 compared with $110,052,000 as of June 30, 1999, and $122,153,000 at
December 31, 1999 equating to a 28% increase during the twelve months and a 15% increase for the three months ended June 30, 2000,

BORROWINGS

Short-term borrowings were $500,000 at June 30, 2000 compared with $3,000,000 at June 30, 1999 and $5,000,000 at December 31, 1999. Short-term borrowings consist primarily of federal funds purchased and borrowings from Federal Home Loan Bank. The Company has used short-term borrowings to assist in funding its increased loan demand. Going forward, continued reliance on short-term funds may be required if loan demand continues to outpace deposit growth, and, therefore short-term borrowings are expected to vary from time to time.

LIQUIDITY AND CAPITAL ADEQUACY

The Company's liquidity is determined by the level of assets (such as cash, Federal Funds, and investment in marketable securities) that are readily convertible to cash to meet customer withdrawals and borrowings. Management reviews the Company's liquidity position on a regular basis to ensure that it is adequate to meet projected loan funding and potential withdrawal of deposits. The

Company has a comprehensive Asset/Liability Management and Liquidity Policy, which it uses to determine adequate liquidity. As of June 30, 2000 liquid assets were 30% of total assets, compared with 31% as of June 30, 1999 and 33% at December 31, 1999.

The Federal Deposit Insurance Corporation Improvement Act (FDICA) established ratios used to determine whether a Company is "Well Capitalized," "Adequately Capitalized," "Undercapitalized," "Significantly Undercapitalized," or "Critically Undercapitalized." A Well Capitalized Company has risk-based capital of at least 10%, tier 1 risked-based capital of at least 6%, and a leverage ratio of at least 5%. As of June 30, 2000, the Company's risk-based capital ratio was 14.95%. The Company's tier 1 risk-based capital ratio and leverage ratio were 13.72% and 11.02%, respectively.

As the following table indicates, the The Vintage Bank (the "Bank") currently exceeds the regulatory capital minimum requirements. The Bank is considered
"Well Capitalized" according to regulatory guidelines.

                                                                                    To Be Well Capitalized
                                                             For Capital           Under Prompt Corrective
                                      Actual              Adequacy Purposes            Action Provisions
                                      ------              -----------------            -----------------

                                                               (In 000's)
                               Amount        Ratio       Amount        Ratio         Amount           Ratio
                               ------        -----       ------        -----         ------           -----
As of June 30, 2000:
Total Capital (to Risk
   Weighted Assets)
      Consolidated            $25,279       14.95%      $13,531       >8.00%        $16,913         >10.00%
                                                                      -                             -
      The Vintage Bank         21,075       12.90%       13,069       >8.00%         16,336         >10.00%
                                                                      -                             -
Tier I Capital (to Risk
   Weighted Assets)
      Consolidated             23,322       13.72%        6,765       >4.00%         10,148          >6.00%
                                                                      -                              -
      The Vintage Bank         19,032       11.65%        6,535       >4.00%          9,803          >6.00%
                                                                      -                              -
Tier I Capital (to
   Average Assets)
      Consolidated             23,211       11.02%        8,421       >4.00%         10,527          >5.00%
                                                                      -
      The Vintage Bank         19,032        9.04%        8,421       >4.00%         10,527          >5.00%
                                                                      -                              -


YEAR 2000 DATA PROCESSING ISSUES

The Company previously recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and began taking corrective action as required pursuant to the interagency statements issued by the Federal Financial Institutions Examination Council.

The Company's Year 2000 readiness costs were approximately $75,000. The Company does not currently expect to expend any further funds to address Year 2000 issues.

As of August 9, 2000, the Company has not experienced any material disruptions of its internal computer systems or software applications and has not experienced any problems with the computer systems or software applications of its third party vendors, suppliers or service providers. The Company will continue to monitor these third parties to determine the impact, if any, on its business and the actions it must take, if any, in the event of non-compliance by any of these third parties. Based upon the Company's assessment of compliance by third parties, there appears to be no material business risk posed by any such non-compliance.

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


                           PART II - OTHER INFORMATION

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to the business of the Company, there were no material pending legal proceedings.

ITEM 2.   USE OF PROCEEDS

Use of Proceeds of Public Offering

On December 22, 1999, North Bay filed Registration Statement No. 333-93365 with the United States Securities and Exchange Commission with respect to a proposed public offering of North Bay common stock for an aggregate consideration of $5,000,000. The registration statement was declared effective on February 9, 2000, and North Bay commenced an offering of up to 200,000 shares of its common stock, no par value, at a price of $25.00 per share. The offering was subsequently amended to increase the number of shared offered to 227,273 and to decrease the offering price to $22.00 per share. All securities were sold for the account of the issuer and there are no underwriters involved in the offering. The offering was closed as of June 30,2000.

As of May 31, 2000 subscriptions for $2,787,000 were accepted. After allocating the remaining subscriptions to eliminate an over subscription of $240,000, subscriptions for the remaining $2,213,000 were accepted as of July 17, 2000. As of June 30, 2000, the proceeds of the Stock Offering, the purpose of which was to invest in Solano Bank, had not been utilized. The following expenses were incurred by the Company in connection with the issuance and distribution of the securities registered:

Underwriting Discounts and Commissions:           $0
Finders Fees:                                     $0
Expenses Paid to Underwrites:                     $0
Other Expenses:                             $132,561
Total Expenses:                             $132,561

All expenses were paid to persons other than directors, officers, or 10% shareholders of North Bay.

ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

         (a) The First Annual Meeting of the shareholders of the Company was held on May 9, 2000.

         (b) Proxies for the meeting were solicited pursuant to Regulation 14A under the Act, there were no solicitations in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.


         (c) In addition to the election of directors and aside from procedural matters relating to the selection or approval of auditors, the following matters were voted upon at the annual shareholders' meeting:


                 (i) A proposal to amend the Company's Stock Option Plan (the "Plan") to increase the number of shares available for grant by 150,000 to 370,274. The affirmative vote of a majority of the shares voting and a majority of disinterested shares voting was required for approval. At the First Annual Meeting, the proposal to amend the Plan was approved with 1,006,063 affirmative votes (all of which were disinterested shares), 8,575 negative votes, and 6,552 abstaining votes.


         (d) There was no settlement between the Company and any other person terminating any solicitation subject to Rule 14a-11.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) An index of exhibits begins on page 16.

         (b) On May 25, 2000, the Company filed a Current Report on Form 8-K, reporting, under Item. 5 "Other Matters":

(i) modifications to the Company's stock offering lowering the per share offering price to $22 per share from $25 per share and, to maintain the $5,000,000 aggregate offering price, increasing the number of shares being offered from 200,000 to 227,273. The additional shares were registered on Registration Statement No. 333-35848 which became effective on filing on April 28, 2000;

(ii) receipt of preliminary approval to organize Solano Bank from the California Department of Financial Institutions and preliminary approval from the Federal Deposit Insurance Corporation of Solano Bank's application for federal deposit insurance; and

(iii) the issuance a press release announcing the Company's earnings for the quarter ended March 31, 2000.

No financial statements were filed with the Current Report on Form 8-K.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NORTH BAY BANCORP
                                            A California Corporation

Date: August 11, 2000                       BY: /s/ Terry L. Robinson
                                                --------------------------------
                                                Terry L. Robinson
                                                President & CEO
                                                (Principal Executive Officer)


Date: August 11, 2000                       BY: /s/ Lee-Ann Almeida
                                                --------------------------------
                                                Lee-Ann Almeida
                                                Sr. Vice President & CFO
                                                (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit 11 Statement re: computation of per share data is included in Footnote 3 to the unaudited consolidated financial statements of Registrant

Exhibit 27       Financial Data Schedule

                                   EXHIBIT 27

                             Financial Data Schedule