Form 10QSB
period 2000-09-30
NORTH BAY BANCORP/CA
filed 2000-11-13
CIK 1102595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR the quarter ended September 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


State the number of shares of the North Bay Bancorp's Common Stock outstanding as of November 9, 2000: 1,848,403


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (Check one):

                   Yes                       No   X
                      -------                  -------

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

FINANCIAL INFORMATION

The information for the three months and nine months ended September 30, 2000 and September 30, 1999, is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of North Bay Bancorp (Company) at September 30, 2000 and the results of operations and cash flows for the three months and nine months then ended. Results for interim periods should not be considered as indicative of results for a full year.

                                                                       North Bay Bancorp
                                                                   Consolidated Balance Sheets
                                                                         (Unaudited)

                                                           September 30,    September 30,    December 31,
Assets:                                                        2000             1999             1999
                                                          -------------    -------------    -------------
Cash and due from banks                                   $  11,708,000    $   8,418,000    $   8,466,000
Federal funds sold                                            7,730,000        5,000,000        1,500,000
Time deposits with other financial institutions                 100,000          100,000          100,000
                                                          -------------    -------------    -------------
                   Total cash and cash equivalents           19,538,000       13,518,000       10,066,000
Investment securities:
   Held-to-maturity                                           1,353,000        1,390,000        1,390,000
   Available-for-sale                                        49,420,000       57,950,000       55,264,000
Loans, net of allowance for loan losses of $2,168,000
   in September, 2000 $1,940,000 in September, 1999
   and $1,987,000 in December, 1999                         147,503,000      115,285,000      120,166,000
Bank premises and equipment, net                              5,175,000        2,813,000        2,883,000
Accrued interest receivable and other assets                  6,928,000        6,699,000        7,337,000
                                                          -------------    -------------    -------------

                            Total assets                  $ 229,917,000    $ 197,655,000    $ 197,106,000
                                                          =============    =============    =============

Liabilities and Shareholders' Equity
Liabilities:

Deposits:
   Non-interest bearing                                   $  50,055,000    $  39,971,000    $  38,337,000
   Interest bearing                                         149,515,000      133,624,000      134,043,000
                                                          -------------    -------------    -------------
                           Total deposits                   199,570,000      173,595,000      172,380,000


Long term debt                                                3,000,000                0                0
Short term borrowings                                                 0        5,000,000        5,000,000
                                                          -------------    -------------    -------------
                          Total borrowings                    3,000,000        5,000,000        5,000,000

Accrued interest payable and other liabilities                2,025,000        1,274,000        1,636,000
                                                          -------------    -------------    -------------

                          Total liabilities                 204,595,000      179,869,000      179,016,000
                                                          -------------    -------------    -------------

Shareholders' equity:

Preferred stock - no par value:
Authorized, 500,000 shares;
Issued and outstanding - none
Common stock - no par value:
Authorized, 10,000,000 shares;
Issued and outstanding - 1,848,403 shares in
   September 2000, 1,533,922 shares in September, 1999,
   and 1,536,568 in December, 1999                           19,761,000       12,294,000       12,893,000


Retained earnings                                             6,190,000        6,171,000        6,368,000
Accumulated other comprehensive loss                           (629,000)        (679,000)      (1,171,000)
                                                          -------------    -------------    -------------
                     Total shareholders' equity              25,322,000       17,786,000       18,090,000

             Total liabilities and shareholders' equity   $ 229,917,000    $ 197,655,000    $ 197,106,000
                                                          =============    =============    =============

The accompanying notes are an integral part of these statements

                                                          North Bay Bancorp
                                                   Consolidated Income Statements
                                                             (Unaudited)


                                                Three Months Ended                Nine Months Ended
                                          September 30,    September 30,    September 30,     September 30,
                                               2000            1999             2000             1999
                                          ------------     ------------     ------------      ------------
Interest Income

   Loans (including fees)                 $  3,402,000     $  2,503,000     $  9,355,000      $  7,136,000
   Federal funds sold                           89,000           37,000          210,000           118,000
   Investment securities - taxable             624,000          729,000        1,958,000         2,275,000
   Investment securities - tax exempt          167,000          198,000          507,000           514,000
                                          ------------     ------------     ------------      ------------
Total Interest income                        4,282,000        3,467,000       12,030,000        10,043,000

Interest Expense                             1,444,000        1,108,000        4,059,000         3,171,000
                                          ------------     ------------     ------------      ------------

Net interest income                          2,838,000        2,359,000        7,971,000         6,872,000

Provision for loan losses                      100,000           60,000          280,000           180,000
                                          ------------     ------------     ------------      ------------

Net interest income after
   provision for loan losses                 2,738,000        2,299,000        7,691,000         6,692,000

Non interest income                            510,000          462,000        1,661,000         1,276,000

Gains (losses) on securities                     5,000            5,000           (3,000)           10,000
transactions, net

Non interest expenses

   Salaries and employee benefits            1,217,000          892,000        3,239,000         2,558,000
   Occupancy                                   190,000          100,000          442,000           289,000
   Equipment                                   266,000          103,000          614,000           349,000
   Other                                       621,000          528,000        1,699,000         1,492,000
                                          ------------     ------------     ------------      ------------
Total non interest expense                   2,294,000        1,623,000        5,994,000         4,688,000
                                          ------------     ------------     ------------      ------------

Income before provision for
   income taxes                                959,000        1,143,000        3,355,000         3,290,000

Provision for income taxes                     369,000          437,000        1,305,000         1,252,000
                                          ------------     ------------     ------------      ------------

Net income                                $    590,000     $    706,000     $  2,050,000      $  2,038,000
                                          ============     ============     ============      ============

Basic earnings per common share:          $       0.32     $       0.44     $       1.20      $       1.28
                                          ============     ============     ============      ============
Diluted earnings per common share:        $       0.31     $       0.43     $       1.18      $       1.23
                                          ============     ============     ============      ============

The accompanying notes are an integral part of these statements

                                                  North Bay Bancorp
                              Consolidated Statement of Change in Shareholders' Equity
                                                 September 30, 2000
                                                   (Unaudited)

                                                                                Accumulated
                                                                                      Other          Total
                                     Common Shares   Common       Retained    Comprehensive   Shareholders'  Comprehensive
                                       Outstanding    Stock       Earnings             Loss         Equity          Income
                                     -------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999            1,536,568    $12,893,000   $ 6,368,000    ($1,171,000)   $18,090,000

Stock dividend                           76,509      1,913,000    (1,921,000)                       (8,000)
Cash dividend                                                       (307,000)                     (307,000)
Comprehensive income:
   Net income                                                      2,050,000                     2,050,000   $ 2,050,000
                                                                   ---------
   Other comprehensive
   income, net of tax:
     Change in net unrealized
       loss on available-for-sale
       securities, net of tax                                                       542,000        542,000       542,000
                                                                                -----------                  -----------
Comprehensive income                                                                                         $ 2,592,000
                                                                                                             ===========
Issuance of common stock,
  net issuance costs of $133,000        227,273      4,867,000                                   4,867,000
Stock options exercised                   8,053         88,000                                      88,000
                                      ---------    -----------                  -----------    -----------
BALANCE, SEPTEMBER 30, 2000           1,848,403    $19,761,000   $ 6,190,000    ($  629,000)   $25,322,000
                                      =========    ===========   ===========    ===========    ===========

The accompanying notes are an integral part of these statements

                                       North Bay Bancorp
                              Consolidated Statement of Cash Flows
                                          (Unaudited)
                                           (In 000's)

                                                         Nine months Ended
                                                           September 30,
                                                         2000        1999
                                                       --------    --------
Cash Flows From Operating Activities:

Net income                                             $  2,050    $  2,038
Adjustment to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                             391         260
  Provision for loan losses                                 280         180
  Amortization of deferred loan fees                       (201)       (191)
  Premium amortization (discount accretion), net             17         (12)
  Net loss (gain) on sale of investment securities            3         (10)
  Net loss (gain) on sale of assets                           8         (15)
  Changes in:
    Interest receivable and other assets                     24         219
    Interest payable and other liabilities                  389          67
                                                       --------    --------
     Total adjustments                                      911         498
                                                       --------    --------
   Net cash provided by operating activities              2,961       2,536
                                                       --------    --------

Cash Flows From Investing Activities:

Investment securities held-to-maturity:
  Proceeds from maturities and principal payments            37          10
  Purchases                                                   0      (1,400)
Investment securities available-for-sale:
  Proceeds from maturities and principal payments         7,990      13,466
  Proceeds from sales                                     5,151       1,005
  Purchases                                              (6,389)    (12,202)
Net increase in loans                                   (27,416)    (20,499)
Sale of capital assets                                        5          21
Capital expenditures                                     (2,697)       (345)
                                                       --------    --------
   Net cash used in investing activities                (23,319)    (19,844)
                                                       --------    --------

Cash Flows From Financing Activities:

Net increase in deposits                                 27,190      11,422
Increase in long term debt                                3,000           0
Decrease (increase)  in short-term borrowings            (5,000)      5,000
Stock issued, net of issuance costs                       4,867           0
Stock options exercised                                      88         199
Dividends paid                                             (315)       (297)
                                                       --------    --------
   Net cash provided by financing activities             29,830      16,324
                                                       --------    --------
Net increase (decrease) in cash and cash equivalents      9,472        (984)
Cash and cash equivalents at beginning of year           10,066      14,602
                                                       --------    --------
Cash and cash equivalents at end of period             $ 19,538    $ 13,518
                                                       ========    ========
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                        $  4,190    $  3,168
  Income taxes paid                                    $  1,359    $    830


The accompanying notes are an integral part of these statements

                                NORTH BAY BANCORP
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2000

NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements, which include the accounts of North Bay Bancorp and its subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consist of two community banks, The Vintage Bank, established in 1985, and Solano Bank which was opened July 17, 2000. All significant intercompany transactions and balances have been eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2000 and 1999, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 1999.

NOTE 2 - Commitments

The Company has outstanding standby Letters of Credit of approximately $1,943,000, undisbursed real estate and construction loans of approximately $30,578,000, and undisbursed commercial and consumer lines of credit of approximately $15,196,000, as of September 30, 2000.

NOTE 3 - Earnings Per Common Share

The Company declared 5% stock dividends on January 28, 1999 and January 18, 2000. As a result of the stock dividends the number of common shares outstanding and earnings per share data was adjusted retroactively for all periods presented.

The following  table  reconciles the numerator and  denominator of the Basic and
Diluted earnings per share computations:
                                                            Weighted Average       Per-Share
                                     Net Income              Shares                 Amount
                                     ----------              ------                 ------
                                           For the three months ended September 30, 2000
                                           ---------------------------------------------
  Basic earnings per share           $590,000               1,846,285               $.32
  Stock options                                                28,632
                                                            -----------
  Diluted earnings per share                                1,874,917               $.31

                                           For the three months ended September 30, 1999
                                           ---------------------------------------------
  Basic earnings per share           $706,000               1,609,354               $.44
  Stock options                                                35,882
                                                            -----------
  Diluted earnings per share                                1,645,236               $.43

                                                            Weighted Average       Per-Share
                                     Net Income              Shares                 Amount
                                     ----------              ------                 ------
                                           For the nine months ended September 30, 2000
                                           --------------------------------------------
  Basic earnings per share           $2,050,000             1,706,183               $1.20
  Stock options                                               31,931
                                                            -----------
  Diluted earnings per share                                1,738,114               $1.18

                                           For the nine months ended September 30, 1999
                                           --------------------------------------------
  Basic earnings per share           $2,038,000             1,594,573               $1.28
  Stock options                                                56,151
                                                            -----------
  Diluted earnings per share                                1,650,724               $1.23

NOTE 4 - Comprehensive Income

For the Company, comprehensive income includes net income reported on the statement of income and changes in the fair value of its available-for-sale investments reported as a component of shareholders' equity. The following table presents net income adjusted by the change in unrealized gains or losses on the available-for-sale investments as a component of comprehensive income (in thousands).

                                        Three Months Ended September 30,
                                                    2000                  1999
                                                    ----                  ----
Net Income                                          $590                  $706
Net change in unrealized losses on
available-for-sale investments, net of tax           465                 (201)
                                                     ---                 -----
Comprehensive Income                              $1,055                  $505
                                                  ======                  ====

                                        Nine Months Ended September 30,
                                                    2000                  1999
                                                    ----                  ----
Net Income                                        $2,050                $2,038
Net change in unrealized losses on
available-for-sale investments, net of tax           542               (1,064)
                                                     ---               -------
Comprehensive Income                              $2,592                  $974
                                                  ======                  ====

NOTE 5 - Segment Reporting

The Company's operating segments consist of its traditional community banking activities provided through its five branches of its two community banks and activities related to the Holding Company. Community banking activities include the Banks' commercial and retail lending, deposit gathering and investment and liquidity management activities. The Company has aggregated the results of the two community banks into a single reportable segment, and the Holding Company activities reported as "Other". Segment data for prior reporting periods were not applicable since the Holding Company was established in November, 1999.

The  components  of the Company's  business  segments for the three months ended
September 30, 2000 were as follows:
                                                              (In 000's)
                                     Community                             Intersegment
                                      Banking               Other           Adjustments         Consolidated
                                      -------               -----           -----------         ------------
Interest Income                       $4,381                   $0                 ($99)               $4,282
Interest Expense                       1,473                   70                  (99)                1,444
                                       -----                -----                 -----               ------
   Net Interest Income                 2,908                 (70)                     0                2,838

Provision for loan losses                100                    0                     0                  100
Noninterest Income                       556                  598                 (639)                  515
Noninterest Expense                    2,274                  659                 (639)                2,294
                                       -----                -----                 -----               ------
Income (Loss)  Before Tax              1,090                (131)                     0                  959
Provision for
   Income Taxes                          424                 (55)                     0                  369
                                       -----                -----                 -----               ------
Net Income (Loss)                        666                ($76)                    $0                 $590
                                       -----                -----                 -----               ------

The  components  of the  Company's  business  segments for the nine months ended
September 30, 2000 were as follows:
                                                              (In 000's)
                                     Community                             Intersegment
                                      Banking               Other           Adjustments         Consolidated
                                      -------               -----           -----------         ------------
Interest Income                      $12,129                   $0                 ($99)              $12,030
Interest Expense                       4,072                   86                  (99)                4,059
                                       -----                -----                 -----               ------
   Net Interest Income                 8,057                 (86)                     0                7,971

Provision for loan losses                280                    0                     0                  280
Noninterest Income                     1,782                1,676               (1,800)                1,658
Noninterest Expense                    5,467                2,327               (1,800)                5,994
                                       -----                -----                 -----               ------
Income (Loss)  Before Tax              4,092                (737)                     0                3,355
Provision for
   Income Taxes                        1,612                (307)                     0                1,305
                                       -----                -----                 -----               ------
Net Income (Loss)                     $2,480               ($430)                    $0               $2,050
                                       -----                -----                 -----               ------



                                                             (In 000's)

Assets                              $234,932              $28,750             ($33,765)             $229,917
Loans, Net                           147,503                    0                    0               147,503
Deposits                             201,666                    0               (2,096)              199,570
Equity                                26,069               25,322              (26,069)               25,322

NOTE 6- Stock Offering

On June 30, 2000, the Company closed its $5 million stock offering of up to 227,273 shares of its common stock at a price of $22.00 per share (the "Stock Offering"). As of March 12, 2000 subscriptions for $2,787,000 were accepted, subscriptions for the remaining $2,213,000 were accepted as of July 19, 2000. Total proceeds to the Company, net of offering expenses, were $4,867,000. See
Part II. "Item 2. Use of Proceeds" of this Quarterly Report.

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

OVERVIEW

Net income was $590,000 or $.31 per diluted share for the three months ended September 30, 2000, compared with $706,000 or $.43 per diluted share for the three months ended September 30, 1999, a decrease of 28%. Net income was $2,050,000 or $1.18 per diluted share for the nine months ended September 30, 2000, compared with $2,038,000 or $1.23 per diluted share for the nine months ended September 30, 1999, a decrease of 4%. Total assets were $229,917,000 as of September 30, 2000; equating to a 16% growth in assets during the twelve months ended September 30, 2000. Shareholders' equity as of September 30, 2000 was increased by $4,867,000 as the result of net proceeds of the Company's Stock Offering. See Footnote 6 to the Financial Statements included in Part I of this Quarterly Report.

SUMMARY OF EARNINGS

NET INTEREST INCOME

Net interest income represents the amount by which interest earned on earning assets (primarily loans and investments) exceed the amount of interest paid on deposits. Net interest income is a function of volume, interest rates and level of non-accrual loans.

Net interest income before the provision for loan losses on a taxable-equivalent basis for the three months ended September 30, 2000 and September 30, 1999 was $3,048,000 and $2,600,000, respectively. These results equate to a 17% increase in net interest income for the third quarter of 2000 compared to the third quarter of 1999. Loan fee income, which is included in interest income from loans, was $144,000 for the three months ended September 30, 2000, compared with $153,000 for the three months ended September 30, 1999. Net interest income before the provision for loan losses on a taxable-equivalent basis for the nine months ended September 30, 2000 and September 30, 1999 was $8,104,000 and $7,021,000, respectively. These results equate to a 15% increase in net interest income for the first nine months of 2000 compared to the same period in 1999. Loan fee income, which is included in interest income from loans, was $457,000 for the nine months ended September 30, 2000, compared with $532,000 for the nine months ended September 30, 1999.The average balance of earning assets increased $24,611,000 or 14% during the twelve months ended September 30, 2000. Taxable-equivalent interest income increased $1,971,000 or 19% in the first nine months of 2000 compared with the same period of 1999. Increase in the volume of earning assets accounted for $1,730,000 of this increase, with an increase of $241,000 attributable to higher rates. The average balance of interest-bearing liabilities increased $17,605,000 or 14% during the first nine month of 2000 compared with the same period in 1999. Interest paid on interest-bearing liabilities increased $888,000 in 2000 compared with 1999. Increase in the volume of deposits and other borrowings accounted for $521,000 of this increase, while a $367,000 increase was attributed to an increase in rates. Management does not expect a material change in the Company's net interest margin during the next twelve months as the result of a modest increase or decrease in general interest rates.

The following  table  provides a summary of the  components of interest  income, interest expense and net interest margin for the nine months ended September 30,
2000 and September 30, 1999:
                                                                 In 000's
                                                   2000                                   1999
                                                   ----                                   ----
                                    Average     Income/       Average      Average     Income/      Average
                                    Balance     Expense    Yield/Rate      Balance     Expense   Yield/Rate
                                  ------------------------------------------------------------------------------
 Loans(1)(2)                      $ 137,783      $   9,355         9.05%  $ 107,120      $   7,136         8.88%
 Investment securities:
   Taxable                           39,123          1,954         6.66%     47,379          2,269         6.39%
   Non-taxable(3)                    14,018            640         6.09%     14,161            663         6.24%
                                  ---------      ---------                ---------      ---------

TOTAL LOANS AND INVESTMENT
SECURITIES                          190,924         11,949         8.34%    168,660         10,068         7.96%

 Due from banks, time                   100              4         5.33%        133              6         6.02%
 Federal funds sold                   5,424            210         5.16%      3,044            118         5.17%
                                  ---------      ---------                ---------      ---------
TOTAL EARNING ASSETS                196,448      $  12,163         8.26%    171,837      $  10,192         7.91%
                                  ---------      ---------                ---------      ---------

 Cash and due from banks             11,398                                   9,953
 Allowance for loan losses           (2,035)                                 (1,853)
 Premises and equipment, net          4,244                                   2,802
 Accrued interest receivable
   and other assets                   6,776                                   5,749
                                  ---------                               ---------
TOTAL ASSETS                      $ 216,831                               $ 188,488
                                  =========                               =========

LIABILITIES AND SHAREHOLDERS'
EQUITY

 Deposits:
   Interest bearing demand        $  63,797      $   1,128         2.36%  $  58,376      $   1,003         2.29%
   Savings                           15,790            221         1.87%     15,905            221         1.85%
   Time                              64,197          2,534         5.26%     52,320          1,820         4.64%
                                  ---------      ---------         ----   ---------      ---------         ----
                                    143,784          3,883         3.60%    126,601          3,044         3.21%

   Borrowings                         3,800            176         6.18%      3,378            127         5.01%

TOTAL INTEREST BEARING
 LIABILITIES                        147,584      $   4,059         3.67%    129,979      $   3,171         3.25%
                                  ---------      ---------                ---------      ---------

 Noninterest bearing DDA             46,569                                  40,112
 Accrued interest payable
   and other liabilities              1,621                                   1,109
 Shareholders' equity                21,057                                  17,288
                                  ---------                               ---------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY             $ 216,831                               $ 188,488
                                  =========                               =========

NET INTEREST INCOME                              $   8,104                               $   7,021
                                                 =========                               =========
NET INTEREST INCOME TO
AVERAGE EARNING ASSETS
(Net Interest Margin (4))                             5.50%                                   5.45%

(1) Average loans include nonaccrual loans

(2) Loan interest income includes loan fee income of $457 in 2000 and $532 in 1999.

(3) Average yields shown are taxable-equivalent. On a non- taxable basis, 2000 interest income was $507 with an average yield of 4.82%; in 1999 non-taxable income was $514 and the average yield was 4.84%.

(4) Net interest margin is calculated by dividing net interest income by the average balance of total earning assets for the applicable period.

The following table sets forth a summary of the changes in interest income and interest expense for the nine months ended September 30, 2000 over September 30, 1999 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

                                                  In 000's
                                               2000 Over 1999
                                              ---------------
                                        Volume          Rate      Total
                                       ---------------------------------
Increase (Decrease) In
 Interest and Fee Income
   Time Deposits With Other
    Financial Institutions                 ($1)          ($1)       ($2)
   Investment Securities:
     Taxable                              (394)            79      (315)
     Non-Taxable (1)                        (7)          (16)       (23)
   Federal Funds Sold                       92             0         92
   Loans                                 2,040           179      2,219
                                       ---------------------------------
   Total Interest and Fee Income         1,730           241      1,971
                                       ---------------------------------

Increase (Decrease) In
 Interest Expense
   Deposits:
     Interest Bearing
     Transaction Accounts                   93            32        125
     Savings                                (2)            2          0
     Time Deposits                         414           300        714
                                       ---------------------------------
   Total Deposits                          505           334        839
  Borrowings                                16            33         49
                                       ---------------------------------
   Total Interest Expense                  521           367        888
                                       ---------------------------------
   Net Interest Income                  $1,209         ($126)    $1,083
                                       =================================

(1) The interest earned is taxable-equivalent.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by the provision for loan losses and reduced by net charge offs. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary they are reported in earnings in the periods in which they become known. The Company makes credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience and other factors in determining the adequacy of the allowance balance. This evaluation establishes a specific allowance for all classified loans over $50,000 and establishes percentage allowance requirements for all other loans, according to the classification as determined by the Company's internal grading system. As of

September 30, 2000 the allowance for loan losses of $2,168,000 represented 1.45% of loans outstanding. As of September 30, 1999, the allowance represented 1.65% of loans outstanding. During the nine months ended September 30, 2000, $280,000 was charged to expense for the loan loss provision, compared with $180,000 for the same period in 1999. Net charge-offs for all loans was $99,000, or 0.01% of total loans as of September 30, 2000, for the first nine months of 2000 compared with net recoveries of $8,000 in the year earlier period.

The following table summarizes changes in the allowance for loan losses:

                                    In 000's

                                               September 30,     September 30,
                                                    2000             1999
                                                   ------           ------
Balance, beginning of year                         $1,987           $1,752
Provision for loan losses                             280              180
Loans charged off                                     102               11
Recoveries of loans previously charged off              3               19
                                                   ------           ------
Balance, end of period                             $2,168           $1,940
                                                   ======           ======
Allowance  for loan  losses  to  total
outstanding loans                                   1.45%            1.65%


There were no loans on non-accrual at September 30, 2000. Non-accrual loans at September 30, 1999 were $13,000.

NON-INTEREST INCOME

Non-interest income was $510,000 for the three months ended September 30, 2000 compared with $462,000 for the same period in 1999, a 10% increase. Non-interest income was $1,661,000 for the nine months ended September 30, 2000 compared with $1,276,000 for the same period in 1999, a 30% increase. Other increases in non-interest income resulted primarily from an increase in the number of deposit accounts, transaction volumes and directly related service charges.

GAIN (LOSSES) ON SECURITIES

Net losses of $3,000 for the nine months ended September 30, 2000 resulted from the sale of several available-for-sale securities. Gains of $10,000 for the nine months ended September 30, 1999 resulted from the sale of several available-for-sale securities.

ON-INTEREST EXPENSE

Non-interest expense for the three months ended September 30, 2000 and September 30, 1999 was $2,294,000 and $1,623,000, respectively, a 41% increase.
Non-interest expense for the nine months ended September 30, 2000 and September 30, 1999 was $5,994,000 and $4,688,000, respectively, a 28% increase. The increase compared with prior reporting periods is primarily due to the Company opening its subsidiary de novo bank, Solano Bank, on July, 17, 2000. The 28% increase in non-interest income during 2000 was primarily in salaries and employee benefit expenses. Salaries and employee benefits expense for the three months ended September 30, 2000 and 1999 were $1,217,000 and $892,000, respectively, a 36% increase. Salaries and employee benefits expense for the nine months ended September 30, 2000 and 1999 were $3,239,000 and $2,558,000, respectively, a 27% increase. The increase in 2000 resulted from increased salaries paid to Company officers and employees, and an increase of approximately 17 full-time equivalent employees from 79 at September, 1999 to 96 at September 30, 2000. The increase in employees is primarily due to growth of the Company and opening of Solano Bank in mid July, 2000. Other expenses for the three months ended September 30, 2000 and September 30, 1999 were $621,000 and $528,000, respectively, an 18% increase. Other expenses for the nine months ended September 30, 2000 and September 30, 1999 were $1,699,000 and $1,492,000, respectively, a 14% increase. The increase from last year is primarily due to costs associated with training staff for a new core banking system, and costs associated with opening Solano Bank.

INCOME TAXES

The Company reported a provision for income tax for the three months ended September 30, 2000 and 1999 of $369,000 and $437,000, respectively. The Company reported a provision for income tax for the nine months ended September 30, 2000 and 1999 of $1,305,000 and $1,252,000, respectively. Both the 2000 and 1999 provisions reflect tax accruals at maximum rates for both federal and state income taxes, adjusted for the effect of the Company's investments in tax-exempt municipal securities.

BALANCE SHEET

Total assets as of September 30, 2000 were $229,917,000 compared with $197,655,000 as of September 30, 1999, and $197,106,000 at December 31, 1999
equating to a 16% increase during the twelve months and an 17% increase for the nine month ended September 30, 2000. Total deposits as of September 30, 2000 were $199,570,000 compared with $173,595,000 as of September 30, 1999, and $172,380,000 at December 31, 1999 representing a 15% increase during the twelve months and a 16% increase for the nine months ended September 30, 2000. Loans outstanding as of September 30, 2000 were $149,671,000 compared with $117,225,000 as of September 30, 1999, and $122,153,000 at December 31, 1999
equating to a 28% increase during the twelve months and a 23% increase for the nine months ended September 30, 2000.

BORROWINGS

There were no short-term borrowings at September 30, 2000 compared with $5,000,000 at September 30, 1999 and $5,000,000 at December 31, 1999. Short-term borrowings consist primarily of federal funds purchased and borrowings from Federal Home Loan Bank. The Company has used short-term borrowings to assist in funding its increased loan demand. Continued reliance on short-term borrowings may be required if loan demand continues to outpace deposit growth, and, therefore short-term borrowings are expected to vary from time to time.The Company has a $3,000,000 unsecured loan with Union Bank of California. The term of the loan is three and one half years with principal and interest payments due quarterly. The loan is a variable rate loan tied to Union Bank's reference rate, currently 9.50%. The proceeds of this loan were primarily invested into the Company's subsidiary, Solano Bank.

LIQUIDITY AND CAPITAL ADEQUACY

The Company's liquidity is determined by the level of assets (such as cash, Federal Funds, and investment in marketable securities) that are readily convertible to cash to meet customer withdrawals and borrowings. Management reviews the Company's liquidity position on a regular basis to ensure that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Company has a comprehensive Asset/Liability Management and Liquidity Policy, which it uses to determine adequate liquidity. As of September 30, 2000 liquid assets were 30% of total assets, compared with 36% as of September 30, 1999 and 33% at December 31, 1999.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) established ratios used to determine whether a Company is "Well Capitalized," "Adequately Capitalized," "Undercapitalized," "Significantly Undercapitalized," or "Critically Undercapitalized." A Well Capitalized Company has risk-based capital of at least 10%, tier 1 risked-based capital of at least 6%, and a leverage ratio of at least 5%. As of September 30, 2000, the Company's risk-based capital ratio was 15.55%. The Company's tier 1 risk-based capital ratio and leverage ratio were 14.35% and 11.31%, respectively.

As the following table indicates, both The Vintage Bank and Solano Bank currently exceed the regulatory capital minimum requirements. The Banks are considered "Well Capitalized" according to regulatory guidelines.

                                                                                 To Be Well Capitalized
                                                           For Capital           Under Prompt Corrective
                                     Actual              Adequacy Purposes          Action Provisions
                                     ------              -----------------          -----------------
                                                           (In  000's)
                               Amount       Ratio        Amount       Ratio         Amount          Ratio
                              -------      -------      -------       ------        -------         -------
As of September 30, 2000:
Total Capital (to Risk
   Weighted Assets)
      Consolidated            $28,119       15.55%      $14,469       >8.00%        $18,086         >10.00%
                                                                      -                             -
      The Vintage Bank         20,161       11.94%       13,509       >8.00%         16,887         >10.00%
                                                                      -                             -
      Solano Bank               8,658      183.08%          378       >8.00%            473         >10.00%
                                                                      -                             -
Tier I Capital (to Risk
   Weighted Assets)
      Consolidated             25,951       14.35%        7,234       >4.00%         10,851          >6.00%
                                                                      -                              -
      The Vintage Bank         18,050       10.69%        6,755       >4.00%         10,132          >6.00%
                                                                      -                              -
       Solano Bank              8,648      182.87%          189       >4.00%            284          >6.00%
                                                                      -                              -
Tier I Capital (to
   Average Assets)
      Consolidated             25,951       11.31%        9,180       >4.00%         11,475          >5.00%
                                                                      -
      The Vintage Bank         18,050        8.24%        8,766       >4.00%         10,957          >5.00%
                                                                      -                              -
      Solano Bank               8,648       83.60%          414       >4.00%            517          >5.00%
                                                                      -                              -



                           PART II - OTHER INFORMATION

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to the business of the Company, there are no material pending legal proceedings.

ITEM 2.   USE OF PROCEEDS

Use of Proceeds of Public Offering

On December 22, 1999, the Company filed Registration Statement No. 333-93365 with the United States Securities and Exchange Commission with respect to a proposed public offering of North Bay common stock for an aggregate consideration of $5,000,000. The registration statement was declared effective on February 9, 2000, and the Company commenced an offering of up to 200,000 shares of its common stock, no par value, at a price of $25.00 per share. The offering was subsequently amended to increase the number of shared offered to 227,273 and to decrease the offering price to $22.00 per share. All securities were sold for the account of the issuer and there are no underwriters involved in the offering. The offering was closed as of June 30,2000.

As of May 31, 2000 subscriptions for $2,787,000 were accepted, subscriptions for the remaining $2,213,000 were accepted as of July 17, 2000. The net proceeds of the Stock Offering were invested into Solano Bank. The following expenses were incurred by the Company in connection with the issuance and distribution of the securities registered:

Underwriting Discounts and Commissions:           $0
Finders Fees:                                     $0
Expenses Paid to Underwrites:                     $0
Other Expenses:                             $132,561
Total Expenses:                             $132,561

All expenses were paid to persons other than directors, officers, or 10% shareholders of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM-8-K

     (1) Exhibits. An index of Exhibits begins on page 18.

     (2) Current Reports.

              (a) On July 12, 2000, the Company filed a Current Report on From 8-K, reporting under Item. 5 "Other Matters":

         (i) Completion of Stock Offering. The successful completion the Company's $5 million stock offering, pursuant to which the Company sold 227,273 shares of its common stock at a price of $22.00 per share.

         (ii) Appointment of New Directors. The expansion of the Board of Directors of the Company from 8 to 10 directors and the appointment of Thomas N. Gavin and Fred J. Hearn to fill the new vacancies.

              (b) On August 24, 2000, the Company filed a Current Report on From 8-K, reporting under Item. 5 "Other Matters":

         (i) Opening of Solano Bank. The opening for business. of Solano Bank, a wholly-owned subsidiary of the Company. The Company capitalized Solano Bank at $9,000,000, in part through the $5,000,000 proceeds of its recently completed public stock offering of common stock.

         (ii) Earnings Release. The issuance a press release announcing the Company's earnings for the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NORTH BAY BANCORP
                                           A California Corporation

Date:  November 7, 2000                    BY: /s/ Terry L. Robinson
                                              ---------------------------------
                                                   Terry L. Robinson
                                                   President & CEO
                                                  (Principal Executive Officer)


Date:  November 7, 2000                    BY: /s/ Lee- Ann Cimino
                                               --------------------------------
                                                   Lee-Ann Cimino
                                                   Sr. Vice President & CFO
                                                  (Principal Financial Officer)

                                  EXHIBIT INDEX

      Exhibit 11. Statement re: computation of per share data is included in Footnote 3 to the unaudited consolidated financial statements of Registrant

      Exhibit 27.     Financial Data Schedule