Form 10KSB
period 2000-12-31
NORTH BAY BANCORP/CA
filed 2001-03-30
CIK 1102595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-31080


                                NORTH BAY BANCORP
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

             California                                   68-0434802
----------------------------------------    ------------------------------------
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

             Yes _X_                                     No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $18,840,707

State the aggregate market value of Common Stock held by non-affiliates of North Bay Bancorp as of March 1, 2001: $30,392,817.

State the number of shares of the North Bay Bancorp's Common Stock outstanding as of March 1, 2001: 1,856,899


Documents Incorporated by Reference:

2000 Annual Report to Stockholders.          Part II, Items 6 and 7 and
                                             Part III, Item 13

Proxy Statement for 2001 Annual Meeting      Part III, Items 9, 10, 11 and 12
of Shareholders to be filed pursuant to
Regulation 14A.

Transitional Small Business Disclosure Format (Check One: YES [  ] NO [X]

                                                          TABLE OF CONTENTS

PART I

Item 1 - Business                                                                                                                  3
Item 2 - Properties                                                                                                               25
Item 3 - Legal Proceedings
Item 4 - Submission of Matters to a Vote of Security Holders                                                                      26

PART II

Item 5 - Market for the Bank's Common Stock and Related Security Holder Matters                                                   27
Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations                                    27
Item 7 - Financial Statements and Supplementary Data                                                                              28
Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                                     28

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons Compliance
with Section 16(a) of the Exchange Act                                                                                            28
Item 10 - Executive Compensation                                                                                                  28
Item 11 - Security Ownership of Certain Beneficial Owners and Management                                                          29
Item 12 - Certain Relationships and Related Transactions                                                                          29
Item 13 - Exhibits and Reports on Form 8-K                                                                                        32

                                     PART I


Item 1 - Business

NORTH BAY BANCORP

General

North Bay Bancorp (Bancorp), headquartered in Napa, California, is a California corporation incorporated in 1999. The Bancorp is the Holding Company for The Vintage Bank and Solano Bank (Banks), which are wholly owned subsidiaries, collectively (the Company). North Bay is a registered financial holding company under the Bank Holding Company Act of 1956, as amended, and is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System. At present, Bancorp does not engage in any material business activities other than the ownership of the Banks.

THE VINTAGE BANK

General

The Vintage Bank is a California corporation organized as a state chartered bank in 1984. The Vintage Bank engages in commercial banking business in Napa County from its main banking office located at 1500 Soscol Avenue in Napa, California. The Vintage Bank has two branches, one located at 3271 Browns Valley Road, Napa, California and the other at 3626 Bel Aire Plaza, Napa, California. Automated teller machines are located at all offices and at Ranch Market Too in Yountville, providing 24-hour service. The Vintage Bank is a member of the STAR, VISA and PLUS ATM networks, providing customers with access to Point of Sale and ATM service worldwide. The Vintage Bank offers its customers Internet banking services; this service supports account inquiries, transfers between accounts, and automatic reconciliation and bill payment services. The Vintage Bank is a member of the Federal Reserve System. The deposits of each depositor of The Vintage Bank are insured by the Federal Deposit Insurance Corporation up to the maximum allowed by law.

The Vintage Bank offers a full range of commercial banking services to individuals and the business and agricultural communities in Napa County. The Vintage Bank emphasizes retail commercial banking operations. The Vintage Bank accepts checking and savings deposits, makes consumer, commercial, construction and real estate loans, and provides other customary banking services. The Vintage Bank does not offer trust services and does not plan to do so in the near future. There have been no material changes in services offered by The
Vintage Bank, except that it began offering Internet banking to its customers commencing November, 2000. The Vintage Bank makes annuities and mutual funds available to its customers through Protective Financial and Insurance Services, Inc. and one of its affiliates, ProEquities, Inc.

SOLANO BANK

General

Solano Bank is a California corporation organized as a state chartered bank in 2000. Solano Bank engages in commercial banking business in Solano County from its main banking office located at 403 Davis Street in Vacaville, California. Solano Bank has two branches, one located at 1100 Texas Street, Fairfield California and the other at 1395 E. Second Street, Benicia, California. Automated teller machines are located at all offices, providing 24-hour service. Solano Bank is a member of the STAR, VISA and PLUS ATM networks, providing customers with access to Point of Sale and ATM service worldwide. Solano Bank offers its customers Internet banking services; this service supports account inquiries, transfers between accounts, and automatic reconciliation and bill payment services. Solano Bank is a member of the Federal Reserve System. The deposits of each depositor of Solano Bank are insured by the Federal Deposit Insurance Corporation up to the maximum allowed by law.

Solano Bank offers a full range of commercial banking services to individuals and the business and agricultural communities in Solano County. Solano Bank emphasizes retail commercial banking operations. Solano Bank accepts checking and savings deposits, makes consumer, commercial, construction and real estate loans, and provides other customary banking services. Solano Bank does not offer trust services and does not plan to do so in the near future. Solano Bank made annuities and mutual funds available to its customers through an unaffiliated corporation, Raymond James Financial Services.

Consolidated Lending Activities

The Banks concentrate their lending activities in commercial, installment, construction, and real estate loans made primarily to businesses and individuals located in Napa and Solano Counties. At December 31, 2000, total loans outstanding were $152,275,841 resulting in a loan to deposit ratio of 70.2%. At December 31, 1999, total loans outstanding were $122,152,461 resulting in a loan-to-deposit ratio of 70.9%.

As of December 31, 2000, The Vintage Bank's loan limits to individual customers were $3,218,000 for unsecured loans and $5,365,000 for unsecured and secured loans combined. Solano Bank loan limits to individual customers were $1,269,000 for unsecured loans and $2,115,000 for unsecured and secured loans combined. As of December 31, 1999, The Vintage Bank's lending limits were $2,890,000 for unsecured loans and $4,800,000 for unsecured and secured loans combined. For customers desiring loans in excess of the Banks lending limits, the Banks may loan on a participation basis with another bank taking the amount of the loan in excess of Banks' lending limits.

At December 31, 2000, the Banks' commercial loans outstanding totaled $28,599,857 (18.8% of total loans), real estate-secured commercial loans totaled $5,114,931 (3.3% of total loans), construction loans totaled $8,242,918 (5.4% of total loans), real estate loans totaled $86,886,297 (57.1% of total loans), and installment loans totaled $23,431,838 (15.4% of total loans). At December 31, 1999, commercial loans outstanding totaled $21,463,022 (17.6% of total loans), real estate-secured commercial loans totaled $13,010,890 (10.6% of total loans), construction loans totaled $8,441,142 (6.9% of total loans), real estate loans totaled $58,368,548 (47.8% of total loans) and installment loans totaled $20,868,859 (17.1% of total loans). At December 31, 1998, commercial loans outstanding totaled $14,410,117 (14.9% of total loans), real estate-secured commercial loans totaled $6,062,585 (6.3% of total loans), construction loans totaled $5,950,207 (6.2% of the total loans), real estate loans totaled $51,643,406 (53.5% of total loans), and installment loans totaled $18,460,555 (19.1% of total loans).

As of December 31, 2000, the total of undisbursed loans and similar commitments was $53,317,000 as contrasted with $35,079,602 as of December 31, 1999 and $29,548,000 as of December 31, 1998. The Banks expect all but approximately $2,124,000 of their undisbursed loans and similar commitments to be exercised during 2001. The Banks take real estate, listed securities, savings and time deposits, automobiles, machinery and equipment, inventory and accounts receivable as collateral for loans.

The interest rates charged for the various loans made by the Banks vary with the degree of risk and the size and maturity of the loans involved and are generally affected by competition and by current money market rates.

Commercial Loans

The Banks make commercial loans primarily to professionals, individuals and businesses in the Counties of Napa and Solano. The Banks offer a variety of commercial lending products, including revolving lines of credit, working capital loans, equipment financing and issuance of letters of credit. Typically, lines of credit have a floating rate of interest based on the Banks' Base Rate and are for a term of one year or less. Working capital and equipment loans have a floating or a fixed rate typically with a term of five years or less. Approximately 85% of Banks' commercial loans are unsecured or secured by personal property and, therefore, represent a higher risk of ultimate loss than loans secured by real estate. However, as a result of the lending policies and procedures implemented by the Company, management believes it has adequate commercial loan underwriting and review procedures in place to manage the risks inherent in commercial lending. In addition, commercial loans not secured by real estate typically require higher quality credit characteristics to meet underwriting requirements. The remaining 15% of the Banks' commercial loans are secured by real estate.

Real Estate Loans

Real estate loans consist of loans secured by deeds of trust on residential and commercial properties. The purpose of these loans is to purchase real estate or refinance an existing real estate loan, as compared with real estate secured commercial loans, which have a commercial purpose unrelated to the purchase or refinance of the real estate taken as collateral. The Banks' real estate loans bear interest at rates ranging from 6.375% to 12.00% and have maturities of thirty years or less.

The Banks originate and service residential mortgage loans. Most of the residential mortgage loans originated by the Banks are sold to institutional investors according to their guidelines. Servicing of these loans is not retained by the Banks, however they do receive a loan fee. Prior to 1995, The Vintage Bank sold the major portion of its residential real estate loans to the Federal Home Loan Mortgage Corporation commonly referred to as Freddie Mac with servicing retained by The Vintage Bank. No loans were sold to Freddie Mac in 2000, 1999 or 1998. As of December 31, 2000, the Banks' residential mortgage loan portfolio was $16,974,361 of which $5,730,193 constitutes loans sold to Freddie Mac and serviced by The Vintage Bank. As of December 31,1999 the residential mortgage loan portfolio was $17,825,710 of which $6,747,863 constituted loans sold to Freddie Mac and serviced by The Vintage Bank. As of December 31, 1998, the residential mortgage loan portfolio was $19,688,857 of which $8,204,694 constituted loans sold to Freddie Mac and serviced by The Vintage Bank.

Real Estate Construction Loans

The Banks make loans to finance the construction of commercial, industrial and residential projects and to finance land development. The majority of the Banks' construction loans were made to finance the construction of residential projects. Construction loans typically have maturities of less than one year, have a floating rate of interest based on Banks' base rate and are secured by first deeds of trust. Generally, the Banks do not extend credit in an amount greater than 50% of the appraised value of the real estate securing land and land development loans, or in an amount greater than 70% of the appraised value of the real estate securing non-owner occupied residential construction loans and commercial construction loans, or 75% of the appraised value in the case of owner occupied residential construction loans. Commercial loans secured by real estate normally comply with these same guidelines.

Installment Loans

Installment  loans  are made to  individuals  for  household,  family  and other
personal  expenditures.   These  loans  typically  have  fixed  rates  and  have
maturities of five years or less.

Lending Policies and Procedures

The Banks' lending policies and procedures are established by senior management of Company and are approved by the Boards of Directors of North Bay Bancorp, The Vintage Bank and Solano Bank. The Boards of Directors have established internal procedures, which limit loan approval authority of its loan officers. The Board of Directors of each bank has delegated some lending authority to executive and loan officers and an internal loan committee consisting of two executive officers and selected loan officers.

The Directors' Loan Committee of each Bank must approve all new loans and loan renewals in excess of specified amounts. For The Vintage Bank this includes any loan in excess of $600,000 if secured by a residential first deed of trust or $500,000 if secured by a commercial first deed of trust, $400,000 if secured by a second deed of trust, $300,000 if unsecured or secured by equipment, receivables,  inventory,  or other  personal  property.  For  Solano  Bank  this includes any loan in excess of $375,000 if secured by a residential first deed of trust or $300,000 if secured by a commercial first deed of trust, $300,000 if secured by a second deed of trust, $225,000 if unsecured or secured by equipment, receivables, inventory, or other personal property. Further, the Directors' Loan Committee must approve any loan not substantially conforming to written loan policy. Loans to directors and executive officers of the Banks or their affiliates must be approved in all instances by a majority of the Board of Directors. In accordance with law, directors and officers are not permitted to participate in the discussion of or to vote on loans made to them or their related interests. In addition, loans to directors and officers must be made on substantially the same terms, including interest rates and collateral requirements, as those prevailing for comparable transactions with other nonaffiliated persons at the time each loan was made, subject to the limitations and other provisions in California and Federal law. These loans also must not involve more than the normal risk of collectibility or present other unfavorable features.

Consolidated Deposits

Napa County south of Oak Knoll Avenue and "south-central" Solano County currently constitutes the Company's primary service areas and most of the Banks' deposits are attracted from these areas. No material portion of Banks' deposits have been obtained from a single person or a few persons, the loss of any one or more of which have a material effect on the business of Banks. Total deposits as of December 31, 2000 were $216,637,862. Total deposits as of December 31, 1999 were $172,380,039. The Banks offer courier service in the North Napa County area, including Yountville and St. Helena and throughout the City of Napa and Southern Napa County, as well as Solano County.

Business Hours

In order to attract loan and deposit business, Both The Vintage Bank and Solano Bank maintain lobby hours at their Main Offices between 9:00 a.m. and 5:00 p.m. Monday through Thursday, between 9:00 a.m. and 6:00 p.m. on Friday, and between 9:00 a.m. and 1:00 p.m. on Saturday. Drive-up hours are between 8:00 a.m. and 6:00 p.m. Monday through Friday, and between 9:00 a.m. and 1:00 p.m. on Saturday at The Vintage Bank's Main Office. All branch offices are open between 9:00 a.m. and 5:00 p.m. Monday through Thursday, between 9:00 a.m. and 6:00 p.m. on Friday, and between 9:00 a.m. and 1:00 p.m. on Saturday.

Employees

At December 31, 2000, the Company employed one hundred twenty-six (126) persons, forty-six (46) of whom are part-time employees, including eight (8) executive officers and twenty-seven (27) other officers. At December 31, 1999 the Company employed eighty five (85) persons, twenty four (24) of whom were part-time employees, including five (5) executive officers and twenty (20) other officers. At December 31, 1998, the Company employed eighty seven (87) persons, eighteen
(18) of whom were part-time employees, including five (5) executive officers and sixteen (16) other officers. None of Company's employees are presently represented by a union or covered under a collective bargaining agreement. Management of the Company believes its employee relations are excellent.

STATISTICAL DATA

The following statistical data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the financial statements and notes thereto included in 2000 audited financial statements incorporated herein by reference.

Distribution of Average Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential

The following table sets forth average daily balances of assets, liabilities, and shareholders' equity during 2000, 1999 and 1998, along with total interest income earned and expense paid, and the average yields earned or rates paid thereon and the net interest margin for the years ended December 31, 2000, 1999 and 1998.


                                                             December 31, 2000                     December 31, 1999
                                                --------------------------------------    --------------------------------------
                                                Average          Income/     Average      Average          Income/     Average
ASSETS                                          Balance          Expense    Yield/Rate    Balance          Expense    Yield/Rate
                                                -------          -------    ----------    -------          -------    ----------
Loans (1)(2)                                 $ 141,075,523    $ 12,927,364    9.16%    $ 110,609,432    $  9,818,961    8.88%
Investment securities:
  Taxable                                       39,258,078       2,572,133    6.55%       46,262,004       2,980,760    6.44%
  Non-taxable (3)                               13,993,026         856,056    6.12%       14,146,831         903,398    6.39%
                                             -------------    ------------             -------------    ------------

TOTAL LOANS AND  INVESTMENT SECURITIES         194,326,627      16,355,553    8.42%      171,018,267      13,703,119    8.01%

Due from banks, time                               100,000           5,558    5.56%          125,000           6,947    5.56%
Federal funds sold                               8,609,157         520,563    6.05%        3,089,490         192,223    6.22%
                                             -------------    ------------             -------------    ------------

TOTAL EARNING ASSETS                         $ 203,035,784    $ 16,881,674    8.31%    $ 174,232,757    $ 13,902,289    7.98%
                                             -------------    ------------             -------------    ------------
Cash and due from banks                         12,060,166                                 9,790,202
Allowance for loan losses                       (2,084,692)                               (1,882,877)
Premises and equipment, net                      4,497,805                                 2,802,875
Accrued interest receivable
   and other assets                              6,721,787                                 5,901,102
                                             -------------                             -------------
TOTAL ASSETS                                 $ 224,230,850                             $ 190,844,059
                                             =============                             =============

LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits:
   Interest bearing demand                   $  66,741,386    $  1,655,546    2.48%    $  58,440,048    $  1,338,642    2.29%
   Savings                                      16,037,493         299,751    1.87%       15,931,371         298,280    1.87%
   Time                                         64,075,610       3,420,704    5.34%       54,217,935       2,530,100    4.67%
                                             -------------    ------------             -------------    ------------

 TOTAL DEPOSITS                                146,854,489       5,376,001    3.66%      128,589,354       4,167,022    3.24%

Borrowings                                       3,542,308         236,332    6.67%        3,783,333         197,069    5.21%

TOTAL INTEREST BEARING
  LIABILITIES                                $ 150,396,797    $  5,612,333    3.73%    $ 132,372,687    $  4,364,091    3.30%
                                             -------------    ------------             -------------    ------------

Noninterest bearing DDA                         49,879,300                                39,988,858
Accrued interest payable
  and other liabilities                          1,633,449                                 1,214,180
Shareholders' equity                            22,321,304                                17,268,334
                                             -------------                             -------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                        $ 224,230,850                             $ 190,844,059
                                             =============                             =============

NET INTEREST INCOME                                           $ 11,269,341                              $  9,538,198
                                                              ============                              ============
NET INTEREST INCOME TO
AVERAGE EARNING ASSETS
(Net Interest Margin (4))                                             5.55%                                     5.47%


                                                     December 31, 1998
                                         --------------------------------------
                                         Average          Income/     Average
ASSETS                                   Balance          Expense    Yield/Rate
                                         -------          -------    ----------
Loans (1)(2)                          $  89,057,414    $  8,465,003    9.51%
Investment securities:
  Taxable                                38,917,590       2,472,704    6.35%
  Non-taxable (3)                        10,056,956         655,165    6.51%
                                      -------------    ------------

TOTAL LOANS AND  INVESTMENT SECURITIES  138,031,960      11,592,872    8.40%

Due from banks, time                        200,000          11,018    5.51%
Federal funds sold                       12,355,606         461,039    3.73%
                                      -------------    ------------

TOTAL EARNING ASSETS                    150,587,566    $ 12,064,929    8.01%
                                      -------------    ------------
Cash and due from banks                  10,107,541
Allowance for loan losses                (1,639,488)

Premises and equipment, net               2,837,042
Accrued interest receivable
   and other assets                       5,280,858
                                      -------------
TOTAL ASSETS                          $ 167,173,519
                                      =============


LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits:
   Interest bearing demand            $  48,570,740    $  1,104,570    2.27%
   Savings                               13,572,370         246,590    1.82%
   Time                                  50,422,099       2,640,666    5.24%
                                      -------------    ------------

 TOTAL DEPOSITS                         112,565,209       3,991,826    3.55%

Borrowings                                        0               0    0.00%

TOTAL INTEREST BEARING
  LIABILITIES                           112,565,209    $  3,991,826    3.55%
                                      -------------    ------------

Noninterest bearing DDA                  37,870,860
Accrued interest payable
  and other liabilities                   1,100,279
Shareholders' equity                     15,637,171
                                      -------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                 $ 167,173,519
                                      =============

NET INTEREST INCOME                                    $  8,073,103
                                                       ============
NET INTEREST INCOME TO
AVERAGE EARNING ASSETS
(Net Interest Margin (4))                                      5.36%




(1) Average loans include nonaccrual loans.

(2) Loan interest income includes loan fee income of $646,359 in 2000, $671,247 in 1999 and $699,540 in 1998.

(3) Average yields shown are taxable-equivalent. On a non- taxable basis, 2000 income was $674,823 with an average yield of 4.82%, 1999 interest income was $689,683 with an average yield of 4.88%; and in 1998 non-taxable income was $496,666 and the average yield was 4.94%.

(4) Net interest margin is calculated by dividing net interest income by the average balance of total earning assets for the applicable year.

The following table sets forth a summary of the changes in interest earned and interest paid in December 31, 2000 over 1999; December 31, 1999 over 1998; and
December 31, 1998 over 1997 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

                                              2000 Over 1999                           1999 over 1998
                              -----------------------------------------    -----------------------------------------
                                 Volume          Rate          Total         Volume          Rate          Total
                              -----------    -----------    -----------    -----------    -----------    -----------
Increase (Decrease) In
 Interest and Fee Income

   Time Deposits With Other
    Financial Institutions    $    (1,384)   $        (5)   $    (1,389)   $    (4,128)   $        57    $    (4,071)

   Investment Securities:
     Taxable                     (452,540)        43,913       (408,627)       464,933         43,123        508,056
     Non-Taxable (1)               (9,244)       (38,098)       (47,342)       265,794        (17,561)       248,233
   Federal Funds Sold             343,267        (14,927)       328,340       (345,801)        76,985       (268,816)
   Loans                        2,708,545        399,858      3,108,403      2,053,954       (699,996)     1,353,958
                              -----------    -----------    -----------    -----------    -----------    -----------
   Total Interest and Fee       2,588,644        390,741      2,979,385      2,434,752       (597,392)     1,837,360
    Income                    -----------    -----------    -----------    -----------    -----------    -----------

Increase (Decrease) In
 Interest Expense

   Deposits:
     Interest Bearing
     Transaction Accounts         189,736        127,168        316,904        222,019         12,053        234,072
     Savings                        1,621           (150)         1,471         43,361          8,329         51,690
     Time Deposits                462,231        428,373        890,604        200,354       (310,920)      (110,566)
                              -----------    -----------    -----------    -----------    -----------    -----------
   Total Deposits                 653,588        555,391      1,208,979        465,734       (290,538)       175,196

   Borrowings                     (12,515)       51, 778         39,263        105,555         91,514        197,069
                              -----------    -----------    -----------    -----------    -----------    -----------
   Total Interest Expense         641,073        607,169      1,248,242        571,289       (199,024)       372,265
                              -----------    -----------    -----------    -----------    -----------    -----------
   Net Interest Income        $ 1,947,571    $  (216,428)   $ 1,731,143    $ 1,863,463    $  (398,368)   $ 1,465,095
                              ===========    ===========    ===========    ===========    ===========    ===========



                                        1998 Over 1997
                              -----------------------------------------
                                Volume          Rate          Total
                              -----------    -----------    -----------
Increase (Decrease) In
 Interest and Fee Income

   Time Deposits With Other
    Financial Institutions    $         0    $      (425)   $      (425)

   Investment Securities:
     Taxable                      415,865        (88,073)       327,792
     Non-Taxable (1)              465,084       (137,323)       327,761
   Federal Funds Sold             402,402        (83,843)       318,559
   Loans                          958,643        (31,074)       927,569
                              -----------    -----------    -----------
   Total Interest and Fee       2,241,994       (340,738)     1,901,256
    Income                    -----------    ===========    ===========

Increase (Decrease) In
 Interest Expense

   Deposits:
     Interest Bearing
     Transaction Accounts         284,084        225,440        509,524
     Savings                       19,594        (27,572)        (7,978)
     Time Deposits                346,214         28,801        375,015
                              -----------    -----------    -----------
   Total Deposits                 649,892        226,669        876,561

   Borrowings                     (26,240)             0        (26,240)
                              -----------    -----------    -----------
   Total Interest Expense         623,652        226,669        850,321
                              -----------    -----------    -----------
   Net Interest Income        $ 1,618,342    $  (567,407)   $ 1,050,935
                              ===========    ===========    ===========




(1) The interest earned is taxable-equivalent. On a non-taxable basis 2000 interest was $14,860 less than 1999; 1999 interest income was $193,017 more than in 1998; and 1998 interest income was $248,666 more than in 1997.


Investment Securities

The following tables show the book value of investment securities as of December 31, 2000, 1999 and 1998.

                                                    Book Value as of
                                                    December 31, 2000
                                           ------------------------------------
                                           Held to Maturity  Available-for-Sale
                                           ----------------  ------------------
Securities of the U. S. Treasury and
  Government Agencies                           $         0      $ 5,538,580
Mortgage Backed Securities                        1,353,119       23,910,854
Equity Securities                                         0        1,231,800
Municipal Securities                                      0       12,627,246
Corporate Debt Securities                                 0       14,942,858
                                                -----------      -----------
                                                $ 1,353,119      $58,251,338
                                                ===========      ===========

                                                    Book Value as of
                                                    December 31, 1999
                                           ------------------------------------
                                           Held to Maturity  Available-for-Sale
                                           ----------------  ------------------
Securities of the U. S. Treasury and
   Government Agencies                          $         0      $10,383,943
Mortgage Backed Securities                                0       19,977,328
Equity Securities                                         0          924,750
Municipal Securities                              1,389,964       12,364,934
Corporate Debt Securities                                 0       11,613,488
                                                -----------      -----------
                                                $ 1,389,964      $55,264,443
                                                -----------      ===========

                                                    Book Value as of
                                                    December 31, 1998
                                           ------------------------------------
                                           Held to Maturity  Available-for-Sale
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
                                                ===========      ===========

The following tables provide a summary of the maturities and weighted average yields of investment securities as of December 31, 2000, 1999, and 1998.

                                                 MATURITY AND WEIGHTED AVERAGE YIELD
                                                   OF INVESTMENT SECURITIES AS OF
                                                          DECEMBER 31, 2000

                                                                      AFTER ONE              AFTER FIVE
                                             IN ONE YEAR              THROUGH                  THROUGH                   AFTER
                                              OR LESS                FIVE YEARS               TEN YEARS               TEN YEARS
                                        AMOUNT       YIELD       AMOUNT      YIELD      AMOUNT        YIELD      AMOUNT        YIELD
                                        ------       -----       ------      -----      ------        -----      ------        -----
AVAILABLE FOR SALE SECURITIES:

Securities of the US Treasury and
  other US Government Agencies        $1,508,590     5.80%   $ 4,029,990     5.66%           $0       0.00%            $0      0.00%
Mortgage-Backed Securities (1)           186,221     6.08%       497,936     7.00%    2,055,559       7.42%    21,171,138      6.71%
Equity Securities                              0     0.00%             0     0.00%            0       0.00%     1,231,800      5.91%
Municipal Securities (2)                 220,455     6.81%     1,501,973     7.35%    5,482,987       6.23%     5,421,831      6.77%
Corporate Debt Securities              4,409,050     6.52%     7,052,600     6.46%      993,290       5.83%     2,487,918      6.64%
                                      ----------     ----    -----------     ----    ----------       ----    -----------      ----
TOTAL                                 $6,324,316     6.35%   $13,082,499    6.33%    $8,531,836      6.47%    $30,312,687     6.68%

HELD TO MATURITY SECURITIES:

Municipal Securities (2)                      $0     0.00%            $0     0.00%           $0       0.00%    $1,353,119      8.78%
                                      ----------     ----     -----------    ----     ----------      ----     -----------     ----
TOTAL                                         $0     0.00%            $0     0.00%           $0       0.00%    $1,353,119      8.78%


                                                 TOTAL
                                          AMOUNT       YIELD
                                          ------       -----
AVAILABLE FOR SALE SECURITIES:

Securities of the US Treasury and
  other US Government Agencies          $ 5,538,580    5.70%
Mortgage-Backed Securities (1)           23,910,854    6.77%
Equity Securities                         1,231,800    5.91%
Municipal Securities (2)                 12,627,246    6.61%
Corporate Debt Securities                14,942,858    6.47%
                                        -----------    ----
TOTAL                                   $58,251,338    6.54%

HELD TO MATURITY SECURITIES:

Municipal Securities (2)                $ 1,353,119    8.78%
                                        -----------    ----
TOTAL                                   $ 1,353,119    8.78%

(1) The maturity of mortgage-backed securities is based on contractual maturity. The average expected life is approximately three and one half years.

(2)  Yields shown are taxable-equivalent.

                                 LOAN PORTFOLIO

Composition of Loans

The following table shows the composition of loans as of December 31, 2000, 1999, 1998, 1997 and 1996.

                                                2000               1999               1998               1997               1996
                                            ------------       ------------       ------------       ------------       ------------
Commercial Loans                            $ 28,599,857       $ 21,463,022       $ 14,410,117       $ 16,458,361       $ 13,609,827
Commercial Loans Secured by
    Real Estate                                5,114,931         13,010,890          6,062,585          9,610,793          9,262,856
Installment Loans                             23,431,838         20,868,859         18,460,555         15,918,156         13,331,160
Real Estate Loans                             86,886,297         58,368,548         51,643,406         34,089,199         29,991,166
Construction Loans                             8,242,918          8,441,142          5,950,207          6,446,381          6,059,766
                                            ------------       ------------       ------------       ------------       ------------
                                             152,275,841        122,152,461         96,526,870         82,522,890         72,254,775
Less - Allowance  for
  Loan Losses                                  2,268,048          1,986,931          1,751,693          1,532,128          1,474,437
                                            ------------       ------------       ------------       ------------       ------------

                                            $150,007,793       $120,165,530       $ 94,775,177       $ 80,990,762       $ 70,780,338
                                            ============       ============       ============       ============       ============

The following table shows maturity distribution of loans and sensitivity in interest rates as of December 31, 2000




                                                                          AFTER ONE
                                                    IN ONE YEAR             THROUGH                 AFTER
                                                      OR LESS              FIVE YEARS             FIVE YEARS               TOTAL
                                                   ------------           ------------           ------------           ------------
Commercial (Including
 Real Estate Secured)                              $ 12,236,654           $ 12,991,986           $  8,486,148           $ 33,714,788
Installment                                           1,243,758              7,778,686             14,409,394             23,431,838
Real Estate                                           7,199,490             22,890,978             56,795,829             86,886,297
Construction                                          5,295,156              1,735,116              1,212,646              8,242,918
                                                   ------------           ------------           ------------           ------------
                                                   $ 25,975,058           $ 45,396,766           $ 80,904,017           $152,275,841
                                                   ============           ============           ============           ============


The following table shows maturity sensitivity to changes in interest rates as of December 31, 2000.

Loans With Fixed Interest Rates                             $  8,208,877        $ 26,035,677        $ 45,858,895        $ 80,103,449
Loans With Floating Interest Rates                            17,776,181          19,361,089          35,045,122          72,172,392
                                                            ------------        ------------        ------------        ------------
                                                            $ 25,975,058        $ 45,396,766        $ 80,904,017        $152,275,841
                                                            ============        ============        ============        ============

Nonaccrual Past Due and Restructured Loans

There were no nonaccrual loans as of December 31, 2000 or 1999. Nonaccrual loans were $88,694, $466,051, and $582,154 as of December 31, 1998, 1997, and 1996,
respectively. The Company held no OREO as December 31, 2000, 1999, 1998, or 1997. OREO held at December 31, 1996 was $342,037, which was a single loan on commercial undeveloped land. There were no loans accruing interest 90 days past due as of December 31, 2000, 1999, 1998, 1997, or 1996. There are no loans upon which principal and interest payments were 90 days past due at December 31, 2000 and with respect to which serious doubt existed as to the ability of the borrower to comply with the present loan payment terms.

The following table sets forth the amount of the Banks' non-performing assets as of the dates indicated:

                                                                           December 31,
                                                          ------------------------------------------------
                                                          2000      1999       1998       1997        1996
                                                          ----      ----       ----       ----        ----
Nonaccrual loans                                             0         0     88,694    466,051     582,154
Accruing loans past due 90 days or more                      0         0          0          0           0
      Total nonperforming loans                              0         0     88,694    466,051     582,154
Other real estate owned                                      0         0          0          0     342,037
      Total nonperforming assets                             0         0     88,694    466,051     924,191
Nonperforming loans to total loans                          NA        NA      0.09%      0.56%       0.80%
Allowance for loan losses to nonperforming loans            NA        NA      1975%       329%        253%
Nonperforming assets to total assets                        NA        NA      0.05%      0.35%       0.77%
Allowance for loan losses to nonperforming assets           NA        NA      1975%       329%        160%


The following tables summarize the allocation of the allowance for loan losses between loan types at December 31, 2000, 1999, 1998, 1997, and 1996.

                                                December 31, 2000

                                                                  Percentage of
                                                        Amount     Loans in Each
                                     Composition     Allocated for  Category to
                                      of Loans       Loan Losses    Total Loans
Commercial Loans                    $ 28,599,857    $    703,095       31.0%
Commercial Loans Secured by
    Real Estate                        5,114,931          61,237        2.7%
Installment Loans                     23,431,838         192,784        8.5%
Real Estate Loans                     86,886,297       1,195,261       52.7%
Construction Loans                     8,242,918         115,671        5.1%
Total Loans Outstanding              152,275,841
Less Allowance for Loan Losses         2,268,048       2,268,048      100.0%

Total Loans, net                    $150,007,793

                                                 December 31, 1999

                                                                  Percentage of
                                                        Amount     Loans in Each
                                     Composition     Allocated for  Category to
                                      of Loans       Loan Losses    Total Loans
Commercial Loans                    $ 21,463,022     $   349,700       17.6%
Commercial Loans Secured by
    Real Estate                       13,010,890         212,602       10.7%
Installment Loans                     20,868,859         337,778       17.0%
Real Estate Loans                     58,368,548         949,753       47.8%
Construction Loans                     8,441,142         137,098        6.9%
Total Loans Outstanding              122,152,461
Less Allowance for Loan Losses         1,986,931       1,986,931      100.0%

Total Loans, net                    $120,165,530


                                                December 31, 1998

                                                                  Percentage of
                                                        Amount     Loans in Each
                                     Composition     Allocated for  Category to
                                      of Loans       Loan Losses    Total Loans
Commercial Loans                    $ 14,410,117     $   261,002       14.9%
Commercial Loans Secured by
    Real Estate                        6,062,585         110,357        6.3%
Installment Loans                     18,460,555         334,573       19.1%
Real Estate Loans                     51,643,406         937,156       53.5%
Construction Loans                     5,950,207         108,605        6.2%
Total Loans Outstanding
Less Allowance for Loan Losses         1,751,693       1,751,693      100.0%

Total Loans, net                    $ 94,775,177

                                                December 31, 1997

                                                                  Percentage of
                                                        Amount     Loans in Each
                                     Composition     Allocated for  Category to
                                      of Loans       Loan Losses    Total Loans
Commercial Loans                    $ 16,458,361     $   304,893       19.9%
Commercial Loans Secured by
    Real Estate                        9,610,793         179,259       11.7%
Installment Loans                     15,918,156         295,701       19.3%
Real Estate Loans                     34,089,199         632,769       41.3%
Construction Loans                     6,446,381         119,506        7.8%
Total Loans Outstanding               82,522,890
Less Allowance for Loan Losses         1,532,128       1,532,128      100.0%

Total Loans, net                    $ 80,990,762

                                                December 31, 1996

                                                                  Percentage of
                                                        Amount     Loans in Each
                                     Composition     Allocated for  Category to
                                      of Loans       Loan Losses    Total Loans
Commercial Loans                    $ 13,609,827     $   277,194       18.8%
Commercial Loans Secured by
    Real Estate                        9,262,856         188,728       12.8%
Installment Loans                     13,331,160         272,771       18.5%
Real Estate Loans                     29,991,166         611,891       41.5%
Construction Loans                     6,059,766         123,853        8.4%
Total Loans Outstanding               72,254,775
Less Allowance for Loan Losses         1,474,437       1,474,437      100.0%

Total Loans, net                    $ 70,780,338

                         Summary of Loan Loss Experience

The following table provides a summary of the Banks' loan loss experience as of December 31, 2000, 1999, 1998, 1997, and 1996.

                                                                                   December 31,
                                                 ------------------------------------------------------------------------------
                                                     2000             1999              1998             1997             1996
                                                 ------------     ------------     ------------    ------------    ------------
Average loans for the period                     $141,075,523     $110,609,432     $ 89,057,414    $ 78,975,833    $ 65,473,343
Loans outstanding at end
    of  period                                    152,275,841      122,152,461       96,526,870      82,522,890      72,254,775

Allowance for Loan Losses

Balance, beginning of period                        1,986,931        1,751,693        1,532,128       1,474,437       1,326,186

Less loans charged off:

    Real Estate loans                                       0           12,776            7,300         155,079         125,295
    Commercial loans                                   99,216                0           38,030          35,806               0
    Installment loans                                   6,212           11,606           13,880           5,018           2,224
                                                 ------------     ------------     ------------    ------------    ------------
Total loans charged off                               105,508           24,382           59,210         195,903         127,519

Recoveries:
    Real Estate loans                                       0                0              700             800               0
    Commercial loans                                    1,625            6,615           36,592          12,365          33,509
    Installment loans                                       0           13,005            1,483             429           2,261
                                                 ------------     ------------     ------------    ------------    ------------
Total recoveries                                        1,625           19,620           38,775          13,594          35,770

Net loans charged off
  (recovered)                                         103,883            4,762           20,435         182,309          91,749

Provision for loan losses                             385,000          240,000          240,000         240,000         240,000
                                                 ------------     ------------     ------------    ------------    ------------

Balance, end of period                           $  2,268,048     $  1,986,931     $  1,751,693    $  1,532,128    $  1,474,437
                                                 ============     ============     ============    ============    ============

Net loans charged off to average
  loans by types:

       Real Estate loans                                 0.00%            .001%             .007%            .195%            .191%
       Commercial loans                                  .069%           (.006)%            .002%            .030%           (.051)%
       Installment loans                                 .004%            .001%             .014%            .006%            .000%

Net losses  to average loans outstanding                 .074%            .004%             .023%            .231%            .140%

TIME DEPOSITS

The following table sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2000 1998 and 1998.

                                                          2000
                                                          ----
3 Months or Less                            $12,443,557           51.85%

Over 3 through

6 Months                                      7,140,912           29.76%

Over 6 Months through

12 Months                                     3,160,676           13.17%

Over 12 Months                                1,251,613            5.22%
                                            -----------           ------
                                            $23,996,758             100%
                                            ===========           ======


BORROWINGS

There were no short-term borrowings at December 31, 2000 compared with $5,000,000 at December 31, 1999. Short-term borrowings consist primarily of federal funds purchased and borrowings from the Federal Home Loan Bank of San Francisco (FHLB). The Vintage Bank maintains a collateralized line of credit with the FHLB. Based on the FHLB stock requirements at December 31, 2000, this line provided for maximum borrowings of approximately $66 million; the Company also has available unused lines of credit totaling $9 million for Federal funds transactions at December 31, 2000.

The Company has an unsecured loan with Union Bank of California, which had an original principal balance of $3,000,000. The balance at December 31, 2000 was $2,769,231. The loan, which matures October 3, 2003, is a variable rate loan tied to a reference rate consistent with the prime rate with principal and interest payments due quarterly.

RETURN ON EQUITY AND ASSETS

The following sets forth key ratios for the periods ending December 31, 2000, 1999 and 1998.

                                                     2000                  1999             1998
                                                     ----                  -----            ----
Net Income as a Percentage of
    Average Assets                                   1.17%                  1.44%           1.29%
Net Income as a Percentage of
    Average Equity                                  11.70%                 15.52%          13.45%
Average Equity as a Percentage
    of Average Assets                                9.95%                  9.25%           9.59%
Dividends Declared Per Share
    as a Percentage of Net

    Income Per share                                14.08%                 11.76%          14.18%


COMPETITION

As of December 31, 2000, the Napa area contained twenty (20) competitive banking offices (including The Vintage Bank), three (3) offices of savings banks and savings and loan associations and five (5) offices of credit unions.

As of December 31, 2000, Fairfield contained eighteen (18) competitive banking offices (including Solano Bank), one (1) office of a savings bank or savings and loan association and eight (8) offices of credit unions; Vacaville contained fifteen (15) competitive banking offices (including Solano Bank), no offices of savings banks or savings and loan associations and five (5) offices of credit unions; and Benicia contained five (5) competitive banking offices (including Solano Bank), no offices of savings banks or savings and loan associations and one (1) office of a credit union.

The Vintage Bank and Solano Bank rely substantially on local promotional activity, personal contacts by its officers, directors and employees, referrals by its customers and shareholders, personalized service and its reputation in the communities it serves to compete effectively.

The banking business in California, including the primary service area of The Vintage Bank and Solano Bank, is highly competitive with respect to both loans and deposits and is dominated by major banks with billions of dollars in deposits and extensive branch systems over a wide geographic area within California. These major banks offer certain services (such as trust, investment, interstate and international bank services) that The Vintage Bank and Solano Bank do not offer directly. By virtue of their higher total capitalization, the major banks have substantially higher lending limits than The Vintage Bank and Solano Bank.

The Vintage Bank and Solano Bank compete directly with respect to loan business with other commercial banks, savings and loan associations and other financial institutions, including finance companies, insurance companies, mortgage companies, pension funds, credit unions and other consumer and commercial lenders doing business in Napa and Solano Counties. As of December 31, 2000, The Vintage Bank held an estimated 12% of the total bank deposits in Napa County. Solano Bank held approximately 1% in Solano County.

From time to time, legislation is proposed or enacted which has the effect of increasing the cost of doing business, limiting permissible activities or affecting the competitive balance between banks and other financial institutions. The recent enactment of interstate banking in California and the more recent elimination of statutory barriers separating the banking, insurance and securities industries provide further competition for North Bay Bancorp, The Vintage Bank and Solano Bank. It is difficult to predict the competitive impact these and other changes in legislation will have on commercial banking in general or on the businesses of North Bay Bancorp and the Banks in particular. See "SUPERVISION AND REGULATION."

SUPERVISION AND REGULATION

North Bay Bancorp

North Bay Bancorp, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended, and is registered with and subject to the supervision of the Board of Governors of the Federal Reserve System. It is the policy of the Federal Reserve that each bank holding company serve as a source of financial and managerial strength to its subsidiary banks. The Federal Reserve has the authority to examine North Bay Bancorp.

The Bank Holding Company Act requires North Bay Bancorp to obtain the prior approval of the Federal Reserve before acquisition of all or substantially all of the assets of any bank or ownership or control of the voting shares of any bank if, after giving effect to such acquisition, North Bay Bancorp would own or control, directly or indirectly, more than 5% of the voting shares of such bank. Recent amendments to the Bank Holding Company Act expand the circumstances under which a bank holding company may acquire control of or all or substantially all of the assets of a bank located outside the State of California.

North Bay Bancorp may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries, with the exception of certain activities which, in the opinion of the Federal Reserve, are so closely related to banking or to managing or controlling banks as to be incidental to banking. Recently enacted federal legislation, known as the Gramm-Leach-Bliley Act, offers bank holding companies an opportunity to broaden the scope of activities engaged in by electing to be treated as a financial holding company. A financial holding company enjoys broader powers than a bank holding company, specifically including the ability to own securities and insurance companies in addition to financial institutions. North Bay Bancorp became a financial Holding Company on August 23, 2000. North Bay Bancorp is generally prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless that company is engaged in such authorized activities and the Federal Reserve approves the acquisition.

North Bay Bancorp and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or provision of services. For example, with certain exceptions The Vintage Bank may not condition an extension of credit on a customer obtaining other services provided by it, North Bay Bancorp or any other subsidiary, or on a promise by the customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between The Vintage Bank and its affiliates. As affiliates, The Vintage Bank, Solano Bank and North Bay Bancorp are subject with certain exceptions, to the provisions of federal law imposing limitations on and requiring collateral for extensions of credit by The Vintage Bank and Solano Bank to any affiliate.

The Banks

As a California state-chartered banks, The Vintage Bank and Solano Bank are subject to, regulation, supervision and periodic examination by the California Department of Financial Institutions. As members of the Federal Reserve System, The Vintage Bank and Solano Bank are also subject to regulation, supervision and periodic examination by the Federal Reserve Bank of San Francisco. The Banks' deposits are insured by the Federal Deposit Insurance Corporation to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases. Insured banks are subject to FDIC regulations applicable to all insured institutions.

The regulations of these state and federal bank regulatory agencies govern, or will govern, most aspects of the Banks' businesses and operations, including but not limited to, the scope of their business, its investments, its reserves against deposits, the nature and amount of any collateral for loans, the timing of availability of deposited funds, the issuance of securities, the payment of dividends, bank expansion and bank activities, including real estate development and insurance activities, and the payment of interest on certain deposits. The Vintage Bank and Solano Bank are also subject to the requirements and restrictions of various consumer laws, regulations and the Community Reinvestment Act.

Payment of Dividends

North Bay Bancorp

The shareholders of North Bay Bancorp are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California Corporations Code. At December 31, 2000, North Bay Bancorp had no outstanding shares of preferred stock.

The principal sources of cash revenue to North Bay Bancorp will be dividends and management fees received from The Vintage Bank and Solano Bank. The Banks' ability to make dividend payments to North Bay Bancorp is subject to state and federal regulatory restrictions.

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

Accordingly, the future payment of cash dividends by The Vintage Bank or Solano Bank to North Bay Bancorp will generally depend not only on the banks' earnings during any fiscal period but also on the banks' meeting certain capital requirements and the maintenance of adequate allowances for loan and lease losses.

Capital Standards

The Company and the Banks are  required to maintain  certain  levels of capital.
The regulatory capital guidelines as well as the actual capitalization for each of the Banks and the Company on a consolidated basis as of December 31, 2000 follow:


                                         REQUIREMENT
                              ----------------------------------
                                                                     The
                                 ADEQUATELY          WELL          Vintage       Solano
                                CAPITALIZED       CAPITALIZED        Bank         Bank       COMPANY
                                -----------       -----------        ----         ----       -------
Total risk-based capital            8.0%             10.0%           11.78%      77.56%       14.85%
ratio
Tier 1 risk-based                   4.0%             6.0%            10.55%      77.33%       13.68%
capital ratio
Tier 1 leverage capital             4.0%             5.0%            8.51%       38.94%       10.77%
ratio


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

Recent and Proposed Legislation

The operations of North Bay Bancorp and the Banks are subject to extensive regulation by federal, state, and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of their respective operations. North Bay Bancorp believes that it is in substantial compliance in all material respects with applicable federal, state, and local laws, rules and regulations. Because the business of North Bay Bancorp and the Banks is highly regulated, the laws, rules and regulations applicable to each of them are subject to regular modification and change.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. Most recently, President Clinton signed into law the Gramm-Leach-Bliley Act. This legislation eliminates many of the barriers that have separated the insurance, securities and banking industries since the Great Depression. The federal banking agencies (the Federal Reserve, FDIC, Office of the Comptroller of the

Currency) among others, are currently drafting regulations to implement the Gramm-Leach-Bliley Act. The likelihood of any major change from these regulations, and the impact such change may have on North Bay Bancorp and the Banks is impossible to predict.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act is the result of a decade of debate in the Congress regarding a fundamental reformation of the nation's financial system. The law is subdivided into seven titles, by functional area. Title I acts to facilitate affiliations among banks, insurance companies and securities firms. Title II narrows the exemptions from the securities laws previously enjoyed by banks, requires the Board of Governors and the SEC to work together to draft rules governing certain securities activities of banks and creates a new, voluntary investment bank holding company. Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities of federally-chartered banks. The law bars the states from prohibiting insurance activities by depository institutions. The law encourages the states to develop uniform or reciprocal rules for the licensing of insurance agents. Title IV prohibits the creation of additional unitary thrift holding companies. Title V imposes significant requirements on financial institutions related to the transfer of nonpublic personal information. These provisions require each institution to develop and distribute to accountholders an information disclosure policy, and requires that the policy allow customers to, and for the institution to, honor a customer's request to "opt-out" of the proposed transfer of specified nonpublic information to third parties. Title VI reforms the Federal Home Loan Bank system to allow broader access among depository institutions to the system's advance programs, and to improve the corporate governance and capital maintenance requirements for the system. Title VII addresses a multitude of issues including disclosure of ATM surcharging practices, disclosure of agreements among non-governmental entities and insured depository institutions which donate to non-governmental entities regarding donations made in connection with the CRA, and disclosure by the recipient non-governmental entities of how such funds are used. Additionally, the law extends the period of time between CRA examinations of community banks.

Financial Holding Companies. Title I of the Gramm-Leach-Bliley Act establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through qualification as a new entity known as a Financial Holding Company. A bank holding company that qualifies as a Financial Holding Company can expand into a wide variety of services that are financial in nature, provided that its subsidiary depository institutions are well-managed, well-capitalized and have received at least a "satisfactory" rating on their last CRA examination. Services that have been deemed to be financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities and merchant banking. North Bay Bancorp became a financial holding company on August 23, 2000. The Company continues to evaluate the strategic opportunities presented by the broad powers granted to bank holding companies that elect to be treated as financial holding companies.

Privacy. Under Title V of the Gramm-Leach-Bliley Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000 to implement the privacy provisions of Title V. Pursuant to the rules, financial institutions must provide (i) initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates; (ii) annual notices of their privacy policies to current customers; and (iii) a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company's financial condition or results of operations.

Safeguarding Confidential Customer Information. Under Title V of the Gramm-Leach-Bliley Act, federal banking regulators are required to adopt rules that will require financial institutions to implement a program to protect confidential customer information. In January 2000, the federal banking agencies adopted guidelines requiring financial institutions to establish an information security program to: (i) identify and assess the risks that may threaten customer information; (ii) develop a written plan containing policies and procedures to manage and control these risks; (iii) implement and test the plan; and (iv) adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security.

Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations. The guidelines are effective July 1, 2001.

Community Reinvestment Act Sunshine Requirements. In February 2001, the federal banking agencies adopted final regulations implementing Section 711 of Title 7, the CRA Sunshine Requirements. The regulations require nongovernmental entities or persons and insured depository institutions and affiliates that are parties to written agreements made in connection with the fulfillment of the institution's CRA obligations to make available to the public and the federal banking agencies a copy of each such agreement. The regulations impose annual reporting requirements concerning the disbursement, receipt and use of funds or other resources under each such agreement. The effective date of the regulations is April 1, 2001.

Neither the Company nor the Banks are a party to any agreement that would be subject of reporting pursuant to the CRA Sunshine Requirements.

The  Banks  and  the  Company  intend  to  comply  with  all  provisions  of the
Gramm-Leach-Bliley Act and all implementing regulations as they become effective, and the Banks intend to develop appropriate policies and procedures to meet their responsibilities in connection with the privacy provisions of Title V of that Act.

Item 2 - PROPERTIES

North Bay Bancorp

North Bay Bancorp utilizes space in The Vintage Bank's main office at 1500 Soscol Avenue, Napa, California, and at 3626 Bel Aire Plaza, Napa, California. Pursuant to the terms of a Reimbursement Agreement entered into between North Bay Bancorp and The Vintage, North Bay Bancorp reimburses The Vintage Bank for the fair market value of the space utilized by North Bay Bancorp.

North Bay Bancorp leases a building located at 1100 Texas Street, Fairfield, California, containing approximately 5,700 square feet. The lease term commenced on August 15, 2000, for an initial term of five years and one-half month, with one option to renew for five years provided notice is given not less than ninety days but not more than one hundred eighty days prior to expiration of the initial term. Rent is subject to adjustment on September 1, 2001, and annually thereafter in accordance with increases in the Consumer Price Index. Effective August 15, 2000, the monthly rental was $4,275 per month. By the terms of the lease North Bay Bancorp is required to (i) keep the premises in good order, condition and repair, (ii) maintain comprehensive general liability insurance,
(iii) pay all real property taxes assessed against the premises and (iv) pay for all utilities used. By the terms of a Sublease Agreement entered into with Solano Bank as of October 1, 2000, North Bay Bancorp leased approximately 2,254 square feet of the building to Solano Bank for use as a branch location and granted Solano Bank the right to jointly use approximately 740 square feet of common area. The remainder of the building is used by North Bay Bancorp as a data center. The cost of improvements made to the data center cost approximately $25,000 with additional improvements to be completed at an estimated cost of $15,000.

North Bay Bancorp owns certain leasehold improvements and furniture, fixtures and equipment located at its offices, all of which are used in North Bay Bancorp's business. In the opinion of management, the properties of North Bay Bancorp are adequately covered by insurance.

The Vintage Bank

The Vintage Bank's main office is located in a two-story building at 1500 Soscol Avenue, Napa, California. The real property on which the building is located was acquired by The Vintage Bank in 1988, and construction of the building was completed in 1989. In 1993 an additional 2,500 square feet of previously unoccupied space in the Main Office was remodeled, thereby increasing usable space from approximately 7,500 to 10,000 square feet. The real property and all improvements at the Main Office are owned by The Vintage Bank. In January, 1996 The Vintage Bank purchased approximately 11,000 square feet of land adjacent to the Main Office to facilitate expansion of The Vintage Bank's motor banking facility. The land was purchased at a cost of $87,375. The expanded autobanking facility was completed in June, 1996 at a cost of $345,000 including related equipment purchases.

The Vintage Bank leases the premises for its Browns Valley Office, consisting of approximately 2,000 square feet, located at 3271 Browns Valley Road, Napa, California. The lease commenced on October 22, 1990 for a term of five years, with three successive options to renew for five years each. To exercise an option, the lease requires three months prior notice of the bank's intent to renew. The lease was renewed for an additional five years in October 2000. Rent is subject to annual adjustment in accordance with increases in the Consumer Price Index. Effective January 1, 2001, monthly rental was $3,207 per month. By the terms of the lease The Vintage Bank is required to (i) maintain and repair the leased premises, (ii) maintain combined single limit, bodily injury and property damage insurance, and (iii) pay its pro rata share of real property taxes and common area maintenance expenses.

The Vintage Bank leases the premises for its Bel Aire Shopping Center Office, consisting of approximately 5,850 square feet, located at 3626 Bel Aire Plaza, Napa, California. The lease term commenced on January 1, 1997, for a term of ten years, with two successive options to renew for five years each upon at least 180 days' notice. Effective January 1, 2001, monthly rental was $6,308 per month. Rent is subject to annual adjustment in accordance with a schedule set forth in the lease and thereafter in accordance with increases in the Consumer Price Index. By the terms of the lease The Vintage Bank is required to (i) maintain and repair the leased premises, (ii) pay for all utilities used, (iii) maintain public liability insurance, (iv) pay its pro rata share of common area maintenance, and (v) pay its pro rata share of all real property taxes assessed against the shopping center.

In January 2001 The Vintage Bank entered into an agreement for the purchase of a building and real property located at 1065 Main Street, St. Helena, California, for the sum of $1,500,000. The purchase of the Main Street property was consummated on February 2, 2001. The purchase of the property was not financed. The Vintage Bank intends to improve the existing approximately 3,000 square foot building as a bank branch. The estimated cost of making the improvements is $350,000. The Vintage Bank expects that the necessary improvements will be completed and a branch of the bank opened by July 1, 2001.

The Vintage Bank owns certain leasehold improvements and furniture, fixtures and equipment located at its offices, all of which are used in the banking business. In the opinion of management, the properties of The Vintage Bank are adequately covered by insurance.

Solano Bank

Solano Bank's Main Office is located in a multi-tenant building at 403 Davis Street, Vacaville, California. The premises contain approximately 5,000 square feet. The lease term commenced on March 1, 2000, for an initial term of five years, with three options to renew for five years each. Rent for the initial year of the lease is $5,210. Rent is subject to an annual 3% increase. By the terms of the lease Solano Bank is required to (i ) maintain and repair the leased premises, (ii) pay for all utilities used, (iii) maintain public liability insurance, and (iv) pay its pro rata share of common area operating expenses. The premises were improved to make them suitable for a bank branch at a cost of $456,653. On February 22, 2001, Solano Bank entered into an agreement for the purchase of the building and an adjacent parking parcel for the sum $2,280,000. Subject to the satisfaction of conditions precedent to Solano Bank's obligation to purchase the building and adjacent parking parcel, including regulatory approval, the purchase is expected to be consummated on or about April 10, 2001, but in any event no later than October 10, 2001. The purchase of the building and adjacent parking parcel will not be financed. The building contains a total of approximately 22,000 square feet of which approximately 5,000 square feet are occupied by Solano Bank, approximately 13,200 square feet are occupied by the seller, BC Stocking, Inc., and approximately 750 square feet are occupied by Rob Wood, a director of Solano Bank. Approximately 3000 square feet are currently vacant but Solano Bank plans to lease this area out after purchase of the building is consummated. The lease for the main office is presently held by North Bay Bancorp. In the event the building purchase is not consummated, subject to regulatory approval the lease will be assigned to Solano Bank.

Solano Bank leases the premises for its Benicia Office, consisting of approximately 2,000 square feet located at 1395 E. 2nd Street, Benicia, California. The lease commenced December 1, 1999 at cost of $2,980 per month. Effective January 1, 2001, monthly rental was $3,708 per month. The initial lease is for a period of five (5) years and four (4) months, with three options to extend for five years each. To exercise the option, the lease requires three months prior notice of the bank's intent to renew. Rent is subject adjustments with increases in the Consumer Price Index. By the terms of the lease Solano Bank is required to (i) maintain and repair the leased premises, (ii) pay for all utilities used, (iii) maintain public liability insurance, (iv) pay its pro rata share of common area maintenance, and (v) pay its pro rata share of all real property taxes assessed against the shopping center of which the premises are a part. The lease for the Benicia Office is presently held by North Bay Bancorp. Subject to regulatory approval the lease will be assigned to Solano Bank.

Solano Bank subleases from North Bay Bancorp the premises for its Fairfield Office, consisting of approximately 2,254 square feet, together with the right to make joint use of approximately 740 square feet of common area, from North Bay Bancorp. The sublease term commenced October 1, 2000, and expires upon expiration of North Bay Bancorp's master lease or on August 31, 2005, whichever is earlier. The sublease is subject to extension for five years in the event North Bay Bancorp extends the master lease. By the terms of the sublease Solano Bank is required to pay 38% of the rent and other costs to be borne by North Bay Bancorp under the master lease. The rent under the master lease is subject to adjustment annually based upon changes in the Consumer Price Index. The premises were improved to make them suitable for a branch bank at a cost of $166,736.

Solano Bank owns certain leasehold improvements and furniture, fixtures and equipment located in its offices, all of which are used in the banking business. In the opinion of management, the properties of Solano Bank are adequately covered by insurance.

Item 3 - LEGAL PROCEEDINGS

Neither North Bay Bancorp, The Vintage Bank nor Solano Bank are parties to, nor are any of their properties the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to Company business, nor are any of such proceedings known to be contemplated by government authority. No director, officer, affiliate, more than 5% shareholder of the Company or any associate of these persons is a party adverse to the Company or has a material interest adverse to the Company in any material legal proceeding.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

Item 5 - MARKET FOR THE  COMPANY'S  COMMON  STOCK AND  RELATED  SECURITY  HOLDER
MATTERS


On November 1, 1999, North Bay Bancorp's common stock began trading over-the-counter on the OTC "Bulletin Board" under the symbol NBAN. Prior to November 1, 1999, The Vintage Bank's common stock was quoted on the OTC "Bulletin Board" under the symbol VTGB. The firm of Hoefer & Arnett, Incorporated serves as primary market maker in North Bay Bancorp's common stock.

The following table (adjusted for the 1998, 1999, and 2000 stock dividends) summarizes the common stock high and low bid prices based upon transactions of which North Bay Bancorp or The Vintage Bank is aware:


        Quarter ended (1)                  High              Low
        -----------------                  ----              ---
       December 31, 1999                  $24.49           $22.90
       September 30, 1999                  24.49            21.31
       June 30, 1999                       21.77            18.14
       March 31, 1999                      21.77            18.14
       December 31, 2000                   20.48            19.52
       September 30, 2000                  21.43            19.52
       June 30, 2000                       21.67            18.81
       March 31, 2000                      23.81            18.10


(1) Price information for the first three quarters of 1999 reflect trades in The Vintage Bank common stock. Information for the quarter ended December 31, 1999 and the year of 2000 includes trades in North Bay Bancorp common stock commencing on November 2, 1999.

There may be other transactions of which North Bay Bancorp is not aware and accordingly, they are not reflected in the range of actual sales prices stated. Further, quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Additionally, since trading in North Bay Bancorp's common stock is limited, the range of prices stated is not necessarily representative of prices which would result from a more active market.

The Company paid cash dividends of $0.20 per share in 1999 and $0.20 per share in 2000. The holders of common stock of North Bay Bancorp are entitled to receive cash dividends when and as declared by the Board of Directors, out of funds legally available for the payment of dividends.

On January 22, 2001, the Board of Director of North Bay Bancorp declared a $0.20 per share cash dividend and a 5% stock dividend payable March 20, 2001 to shareholders of record as of March 1, 2001.

North Bay Bancorp is restricted in its ability to pay dividends to its shareholders as a matter of law. For a discussion of restrictions imposed by law, see "SUPERVISION and REGULATION - Payment of Dividends."

As of March 1, 2001, there were 1067 holders of record of North Bay Bancorp's common stock.

Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The management's discussion and analysis of financial condition and results of operations is included in North Bay Bancorp's 2000 Annual Report to Shareholders on pages 7 through 13 which information is incorporated herein by reference.

Item 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

North Bay Bancorp's consolidated balance sheets, statements of operations, statements of changes in shareholders' equity, statements of cash flows and related notes thereto are included in North Bay Bancorp's 2000 Annual Report to Shareholders on page 14 through 18 which information is incorporated herein by reference.

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


For information regarding the directors, executive officers, promoters and control persons of North Bay Bancorp, see "ELECTION OF DIRECTORS" and "REPORTS OF CHANGES IN BENEFICIAL OWNERSHIP" on pages 3 through 7 and 23 of the Bank's definitive proxy statement for the 2001 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "Proxy Statement"), which is incorporated herein by reference.

Item 10 - EXECUTIVE COMPENSATION

For information concerning compensation of the executive officers of North Bay Bancorp, see "EXECUTIVE COMPENSATION" on pages 16 to 19 of the Proxy Statement, which is incorporated herein by reference.

Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information concerning the security ownership of certain beneficial owners and management of North Bay Bancorp, see "SECURITY OWNERSHIP OF MANAGEMENT" on pages 12 to 15 of the Proxy Statement, which is incorporated herein by reference.

Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information  concerning certain relationships and related transactions,  see
"MANAGEMENT  INDEBTEDNESS"  on  page  23  of  the  Proxy  Statement,   which  is
incorporated herein by reference.

Item 13 - EXHIBITS AND REPORTS ON FORM 8-K

                                                                  Page of 2000
                                                                  Annual Report
                                                                  -------------
(a)     1.        Financial Statements

(i)   Balance Sheets, December 31, 2000 and 1999                      13

(ii)  Income Statements for the years
      ended December 2000, 1999,  and 1998                            14

(iii) Statements of Changes in Shareholders'
      Equity for the years ended December 31,
      2000, 1999, and 1998                                            15

(iv)  Statements of Cash Flows for the years
       ended December 31, 2000, 1999, and 1998                        16

(v)   Notes to Financial Statements                                   17

(vi)  Report of Independent Public
       Accountants                                                    31

Schedules have been omitted as inapplicable or because the information required is included in the financial statements or notes thereto.

3. Exhibits

See Exhibit Index on page 30 of this Report.

(b) Reports on Form 8-K

A  current  report  on Form 8-K was  filed  with  the  Securities  and  Exchange
Commission on November 7, 2000 reporting, under Item. 5 "Other Matters," the issuance of a press release by North Bay Bancorp announcing its earnings for the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NORTH BAY BANCORP

                                         By: /s/ Terry L. Robinson
                                            ----------------------------------
                                         Terry L. Robinson
                                         President and Chief Executive Officer

Dated: March 26, 2001


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                     Date


/s/Thomas N. Gavin                       Director               March 26, 2001
------------------------------------
Thomas N. Gavin


/s/David B. Gaw                          Director               March 26, 2001
------------------------------------
David B. Gaw


/s/Fred J. Hearn Jr.                     Director               March 26, 2001
------------------------------------
Fred J. Hearn Jr.


/s/Conrad W. Hewitt                      Director               March 26, 2001
------------------------------------
Conrad W. Hewitt


/s/Harlan R. Kurtz                       Director               March 26, 2001
------------------------------------
Harlan R. Kurtz


/s/Richard S. Long                       Director               March 26, 2001
------------------------------------
Richard S. Long


/s/Thomas H. Lowenstein                  Director               March 26, 2001
------------------------------------
Thomas H. Lowenstein


/s/Thomas F. Malloy                      Director and           March 26, 2001
------------------------------------     Chairman of the Board
Thomas F. Malloy


/s/Terry L. Robinson                     President, Chief       March 26, 2001
------------------------------------     Executive Officer
Terry L. Robinson                        and Director
                                         (Principal Executive Officer)

/s/James E. Tidgewell                    Director               March 26, 2001
------------------------------------
James E. Tidgewell


/s/Lee-Ann Cimino                        Sr. Vice President     March 26, 2001
------------------------------------     Chief Financial Officer
Lee-Ann Cimino                           (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.       Description

 2.1 Plan of Reorganization and Merger Agreement entered into as of July 30, 1999 by and among The Vintage Bank, Vintage Merger Co. and North Bay Bancorp. (1)

 3.1              Articles of Incorporation of Registrant. (2)

 3.2              Bylaws as amended of Registrant. (2)

10.1              Amended North Bay Bancorp Stock Option Plan. * (3)

10.2              Employment Agreement with Terry L. Robinson. * (2)

10.3 Lease by and between B&C Stocking LLC, as Lessor, and North Bay Bancorp, as Lessee, with respect to premises at 403 Davis Street, Vacaville, California. (3)

10.4 Lease by and between Davies Partners II, as Lessor, and North Bay Bancorp, as Lessee, with respect to premises at 1395 E. 2d Street, Benicia, California. (3)

10.5              North Bay Bancorp Directors Deferred Fee Plan. *

11.               Statement re: computation of per share earnings is included in
                  Note 1 to the financial statements to the prospectus included in Part I of this Registration Statement.

13.               North Bay Bancorp 2000 Annual Report to Shareholders.

21. Subsidiaries of Registrant are: The Vintage Bank, a California banking corporation and Solano Bank, a California Corporation.

23.               Consent  of  Arthur   Andersen  LLP  as   independent   public
                  accountants for North Bay Bancorp, The Vintage Bank and Solano Bank.

25.               Power of Attorney.

*                 Employment Contracts and Compensation Plans.

(1) Attached as Exhibit 7(c)(2) to North Bay Bancorp's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 1999, and incorporated herein by reference.

(2) Attached as Exhibits 3.1, 3.2, and 10.2, respectively, to Registration Statement No. 333-93365 filed by North Bay Bancorp with the Securities and Exchange Commission under the Securities Act of 1933, and incorporated herein by reference.

(3) Attached as Exhibits 10.1, 10.3, and 10.4 to North Bay Bancorp's Annual Report as Form 10KSB for the year ended December 31, 1999 filed with the Security and Exchange Commission , and incorporated herein by reference.