Form 10-Q
period 2001-03-31
NORTH BAY BANCORP/CA
filed 2001-05-10
CIK 1102595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR the quarter period ended March 31, 2001

Commission File No.  0-31080

                                NORTH BAY BANCORP
                                -----------------
             (Exact name of registrant as specified in its charter)

                     California                         68-0434802
                     ----------                         ----------
(State or Jurisdiction of incorporation)    (I.R.S. Employer Identification No.)

                 1500 Soscol Avenue, Napa, California 94559-1314
                 -----------------------------------------------
           (Address of principal executive office including Zip Code)


Registrant's telephone number, including area code:  (707) 257-8585

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X                      No
                        -------                     -----------

                      APPLICABLE ONLY TO CORPORATE ISSURES:


Indicate the number of shares outstanding of the North Bay Bancorp's Common Stock outstanding as of May 9, 2001: 1,969,328

                                     PART I.
                              FINANCIAL INFORMATION

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

FINANCIAL INFORMATION

The information for the three months ended March 31, 2001 and March 31, 2000, is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of North Bay Bancorp (Company) at March 31, 2001 and the results of operations and cash flows for the three months then ended. Results for interim periods should not be considered as indicative of results for a full year.

                                           Item 1. Financial Statements

                                                                                                   North Bay Bancorp
                                                                                              Consolidated Balance Sheets
                                                                                                      Unaudited

                                                                                    March 31,         March 31,         December 31,
                                                                                       2001             2000                2000
                                                                                  -------------     -------------      -------------

Assets
Cash and due from banks                                                           $  14,524,000     $  10,128,000      $  15,881,000
Federal funds sold                                                                   28,836,000         9,523,000          9,475,000
Time deposits with other financial institutions                                         100,000           100,000            100,000
Investment Securities:
   Held-to-maturity                                                                   1,353,000         1,372,000          1,353,000
   Available-for-sale                                                                59,379,000        53,970,000         58,251,000
Loans, net of allowance for loan losses of $2,382,000 in March, 2001
   $1,977,000 in March, 2000 and $2,268,000 in December, 2000                       157,527,000       128,919,000        150,008,000
Bank premises and equipment, net                                                      6,932,000         3,572,000          5,242,000
Accrued interest receivable and other assets                                          6,603,000         6,501,000          7,159,000
                                                                                  -------------     -------------      -------------
                            Total assets                                          $ 275,254,000     $ 214,085,000      $ 247,469,000
                                                                                  =============     =============      =============

Liabilities and Shareholders' Equity

Deposits:
   Non-interest bearing                                                           $  69,792,000     $  43,488,000      $  60,676,000
   Interest bearing                                                                 174,330,000       146,256,000        155,962,000
                                                                                  -------------     -------------      -------------
                           Total deposits                                           244,122,000       189,744,000        216,638,000

Long term debt                                                                        2,538,000                 0          2,769,000
Short term borrowings                                                                         0         4,600,000                  0
                                                                                  -------------     -------------      -------------
                          Total borrowings                                            2,538,000         4,600,000          2,769,000

Accrued interest payable and other liabilities                                        1,239,000         1,367,000          1,425,000
                                                                                  -------------     -------------      -------------

                          Total liabilities                                         247,899,000       195,711,000        220,832,000
                                                                                  -------------     -------------      -------------

Shareholders' equity:

Preferred stock - no par value:
Authorized, 500,000 shares;
Issued and outstanding - none
Common stock - no par value:
Authorized, 10,000,000 shares;
Issued and outstanding - 1,956,040 shares in March 2001,
   1,615,410 shares in March, 2000, and 1,850,445 in December, 2000                  21,873,000        14,824,000         19,802,000
Retained earnings                                                                     4,986,000         4,811,000          6,753,000
Accumulated other comprehensive income (loss)                                           496,000        (1,261,000)            82,000
                                                                                  -------------     -------------      -------------
                     Total shareholders' equity                                      27,355,000        18,374,000         26,637,000

             Total liabilities and shareholders' equity                           $ 275,254,000     $ 214,085,000        247,469,000
                                                                                  =============     =============      =============

The accompanying notes are an integral part of these statements

                                North Bay Bancorp
                         Consolidated Income Statements
                                   (Unaudited)


                                                  Three Months Ended March 31,
                                                    2001             2000
                                                 ----------       ----------
Interest Income
   Loans (including fees)                        $3,589,000       $2,808,000
   Federal funds sold                               244,000           71,000
   Investment securities                            922,000          844,000
                                                 ----------       ----------
Total Interest income                             4,755,000        3,723,000

Interest Expense
   Deposits                                       1,563,000        1,219,000
   Short term borrowings                              2,000           70,000
   Long term debt                                    63,000                0
                                                 ----------       ----------
Total Interest expense                            1,628,000        1,289,000

Net interest income                               3,127,000        2,434,000

Provision for loan losses                           111,000           90,000
                                                 ----------       ----------

Net interest income after
   provision for loan losses                      3,016,000        2,344,000

Non interest income                                 545,000          514,000

Non interest expenses
   Salaries and employee benefits                 1,408,000          983,000
   Occupancy                                        221,000          112,000
   Equipment                                        330,000          162,000
   Other                                            712,000          511,000
                                                 ----------       ----------
Total non interest expense                        2,671,000        1,768,000
                                                 ----------       ----------

Income before provision for
   income taxes                                     890,000        1,090,000

Provision for income taxes                          336,000          419,000
                                                 ----------       ----------

Net income                                       $  554,000       $  671,000
                                                 ==========       ==========

Basic earnings per common share:                 $     0.28       $     0.40
                                                 ==========       ==========
Diluted earnings per common share:               $     0.28       $     0.39
                                                 ==========       ==========

The accompanying notes are an integral part of these statements

                                                          North Bay Bancorp
                                      Consolidated Statement of Change in Shareholders' Equity
                                                     For the Three Months Ended
                                                           March 31, 2001
                                                             (Unaudited)



                                                                                    Accumulated
                                                                                    Other             Total
                                          Common Shares    Common       Retained    Comprehensive     Shareholders'    Comprehensive
                                          Outstanding      Stock        Earnings    Income            Equity           Income

BALANCE, DECEMBER 31, 2000                 1,850,445    $19,801,000    $6,753,000     $82,000        $26,636,000

Stock dividend                                92,307      1,938,000    (1,950,000)                       (12,000)
Cash dividend                                                            (371,000)                      (371,000)
Comprehensive income:
    Net income                                                            554,000                        554,000        $554,000
    Other comprehensive income,
      net of tax:
        Change in net unrealized
          gains on
          available-for-sale
          securities, net of tax                                                      414,000            414,000         414,000
                                                                                                                        --------
Comprehensive income                                                                                                    $968,000
                                                                                                                        ========
Stock options exercised                       13,288        134,000                                     134,000
                                           ---------    -----------     ----------   --------       -----------
BALANCE, MARCH 31, 2001                    1,956,040    $21,873,000     $4,986,000   $496,000       $27,355,000
                                           =========    ============    ===========  ========       ===========

The accompanying notes are an integral part of these statements

                                                                  5

                                     North Bay Bancorp
                           Consolidated Statement of Cash Flows
                                         Unaudited

                                        (In 000's)
                                                               Three Months
                                                              Ended March 31,
                                                            2001         2000
                                                          --------     --------
Cash Flows From Operating Activities:
Net income                                                $    554     $    671
Adjustment to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                252           97
  Provision for loan losses                                    111           90
  Amortization of deferred loan fees                           (98)         (63)
  Premium amortization (discount accretion), net               (20)           8
  Changes in:
    Interest receivable and other assets                       261          901
    Interest payable and other liabilities                    (187)        (269)
                                                          --------     --------
     Total adjustments                                         319          764
                                                          --------     --------
   Net cash provided by operating activities                   873        1,435
                                                          --------     --------

Cash Flows From Investing Activities:
Investment securities held-to-maturity:
  Proceeds from maturities and principal payments                0           18
Investment securities available-for-sale:
  Proceeds from maturities and principal payments            4,155        1,132
  Purchases                                                 (4,554)           0
Net increase in loans                                       (7,532)      (8,780)
Capital expenditures                                        (1,942)        (787)
                                                          --------     --------
   Net cash used in investing activities                    (9,873)      (8,417)
                                                          --------     --------

Cash Flows From Financing Activities:
Net increase in deposits                                    27,484       17,364
Decrease in short-term borrowings                                0         (400)
Repayment of long-term borrowings                             (231)           0
Stock options exercised                                        134           18
Dividends paid                                                (383)        (315)
                                                          --------     --------
   Net cash provided by financing activities                27,004       16,667
                                                          --------     --------
Net increase in cash and cash equivalents                   18,004        9,685
Cash and cash equivalents at beginning of year              25,356        9,966
                                                          --------     --------
Cash and cash equivalents at end of period                $ 43,360     $ 19,651
                                                          ========     ========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                           $  1,300     $  1,371

The accompanying notes are an integral part of these statements

                                NORTH BAY BANCORP
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2001


NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements, which include the accounts of North Bay Bancorp and its subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consist of two community banks, The Vintage Bank, established in 1985, and Solano Bank, which was opened July 17, 2000. All significant intercompany transactions and balances have been eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2001 and 2000, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 2000.

NOTE 2 - Commitments

The Company has outstanding standby Letters of Credit of approximately $4,433,000, undisbursed real estate and construction loans of approximately $22,308,000, and undisbursed commercial and consumer lines of credit of approximately $19,051,000, as of March 31, 2001.

NOTE 3 - Earnings Per Common Share

The Company declared 5% stock dividends on January 18, 2000 and January 29, 2001. As a result of the stock dividends the number of common shares outstanding and earnings per share data was adjusted retroactively for all periods presented.

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

                                                 Weighted Average      Per-Share
                                Net Income       Shares                Amount
                                ----------       ------                ------

                                For the three months ended March 31, 2001
                                -----------------------------------------
  Basic earnings per share     $554,000          1,946,459              $.28
  Stock options                                     23,990
  Diluted earnings per share                     1,970,449              $.28

                                For the three months ended March 31, 2000
                                -----------------------------------------
  Basic earnings per share     $671,000          1,694,220              $.40
  Stock options                                     35,855
  Diluted earnings per share                     1,730,074              $.39

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

                                                               Three Months
                                                              Ended March 31,
                                                         2001              2000
                                                         ----              ----
Net Income                                               $554              $671
Net change in unrealized gains
(losses) on available-for-sale                            414              (90)
                                                          ---              ----
investments, net of tax
Comprehensive Income                                     $968              $581
                                                         ====              ====


NOTE 5 - Segment Reporting

The Company's operating segments consist of its traditional community banking activities provided through its Banks and activities related to the Bancorp. Community banking activities include the Banks' commercial and retail lending, deposit gathering and investment and liquidity management activities. As permitted, the Company has aggregated the results of the separate banks and branches into a single reportable segment, and the Bancorp activities reported as "Other".

The components of the Company's business segments for the three months ended March 31, 2001 were as follows:

                                   (In 000's)

                                Community             Intersegment
                                  Banking       Other  Adjustments  Consolidated
                                  -------       -----  -----------  ------------
Interest Income                 $  4,755    $      0     $      0    $  4,755
Interest Expense                   1,565          63            0       1,628
                                --------    --------     --------    --------
   Net Interest Income             3,190         (63)           0       3,127
Provision for loan losses            111           0            0         111

Equity income of
subsidiaries                           0         832          832           0
Noninterest Income                   588         869          912         545
Noninterest Expense                2,299       1,284          912       2,671
                                --------    --------     --------    --------
Income Before Tax                  1,368         354          832         890
Provision for
   Income Taxes                      536        (200)           0         336
                                --------    --------     --------    --------
Net Income                      $    832    $    554     $    832    $    554
                                ========    ========     ========    ========

Assets                          $272,638    $ 30,295     $ 27,679    $275,254
Loans, Net                       157,527           0            0     157,527
Deposits                         244,401           0          279     244,122
Equity                            27,400      27,355       27,400      27,355


The components of the Company's business segments for the three months ended March 31, 2000 were as follows:

                                   (In 000's)

                             Community               Intersegment
                               Banking      Other     Adjustments   Consolidated
                               -------      -----     -----------   ------------
Interest Income                 $3,723         $0              $0         $3,723
Interest Expense                 1,289          0               0          1,289
                                 -----          -               -          -----
   Net Interest Income           2,434          0               0          2,434
Provision for loan losses           90          0               0             90
Noninterest Income                 555        514             555            514
Noninterest Expense              1,548        775             555          1,768
                                 -----        ---             ---          -----
Income (Loss) Before Tax         1,351       (261)              0          1,090
Provision for
   Income Taxes                    528       (109)              0            419
                                   ---      -----               -            ---
Net Income (Loss)                 $823      ($152)             $0           $671
                                  ====      =====              ==           ====

Assets                        $213,180    $18,383         $17,478       $214,085
Loans, Net                     128,919          0               0        128,919
Deposits                       190,442          0             698        189,744
Equity                          16,780     18,374          16,780         18,374

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

OVERVIEW

Net income was $554,000 or $.28 per diluted share for the three months ended March 31, 2001, compared with $671,000 or $.39 per diluted share for the three months ended March 31, 2000, a decrease of 17%. Total assets were $275,254,000 as of March 31, 2001; equating to a 29% growth in assets during the twelve months ended March 31, 2001.

SUMMARY OF EARNINGS

NET INTEREST INCOME

The following table provides a summary of the components of interest income, interest expense and net interest margins for the quarters ended March 31, 2001 and March 31, 2000:


                                                                        In 000's
                                                          2001                                        2000
                                                          ----                                        ----
                                          Average      Income/       Average         Average       Income/      Average
                                          Balance      Expense    Yield/Rate         Balance       Expense   Yield/Rate
                                  --------------------------------------------------------------------------------------
 Loans  (1)  (2)                         $156,872       $3,589         9.15%        $126,918        $2,808        8.85%
 Investment securities:
   Taxable                                 45,525          755         6.63%          41,449           674        6.50%
   Non-taxable (3)                         13,913          210         6.04%          14,090           214        6.08%
                                          -------         ----                       -------          ----

TOTAL LOANS AND INVESTMENT
SECURITIES                                216,310        4,554         8.42%         182,457         3,696        8.10%

 Due from banks, time                         100            1         4.00%             100             1        4.00%
 Federal funds sold                        20,502          244         4.76%           5,787            71        4.91%
                                          -------         ----                        ------           ---

TOTAL EARNING ASSETS                      236,912       $4,799         8.10%         188,344        $3,768        8.00%
                                         --------      -------                      --------       -------

 Cash and due from banks                   14,533                                      8,813
 Allowance for loan losses                 (2,344)                                    (1,938)
 Premises and equipment, net                6,368                                      3,233
 Accrued interest receivable
   and other assets                         6,207                                      6,779
                                         --------                                   --------

TOTAL ASSETS                             $261,676                                   $205,231
                                         ========                                  =========

LIABILITIES AND SHAREHOLDERS'
EQUITY
 Deposits:
   Interest bearing demand                $78,845         $552         2.80%         $61,160          $344        2.25%
   Savings                                 18,006           78         1.73%          16,133            74        1.83%
   Time                                    69,605          933         5.36%          63,944           801        5.01%
                                          -------         ----                       -------          ----
                                          166,456        1,563         3.76%         141,237         1,219        3.45%

   Long-term debt                           2,940           65         8.84%               0             0        0.00%
   Short-term borrowings                        0            0         0.00%           4,600            70        6.09%

TOTAL INTEREST BEARING
 LIABILITIES                              169,396       $1,628         3.84%         145,837        $1,289        3.54%
                                         --------      -------                      --------       -------

 Noninterest bearing DDA                   63,459                                     39,444
 Accrued interest payable
   and other liabilities                    1,650                                      1,616
 Shareholders' equity                      27,171                                     18,334
                                         --------                                   --------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                    $261,676                                   $205,231
                                         ========                                   ========

NET INTEREST INCOME                                     $3,171                                      $2,479
                                                        ======                                      ======
NET INTEREST INCOME TO
 AVERAGE EARNING ASSETS
(Net Interest Margin (4))                                 5.35%                                       5.26%


(1)  Average loans include nonaccrual loans

(2)  Loan interest  income  includes loan fee income of $197 in 2001 and $134 in
     2000

(3) Average yields shown are taxable-equivalent. On a non- taxable basis, 2001 interest income was $166 with an average yield of 4.77%; in 2000 non-taxable income was $169 and the average yield was 4.80%.

(4) Net interest margin is calculated by dividing net interest income by the average balance of total earning assets for the applicable period

Net interest income represents the amount by which interest earned on earning assets (primarily loans and investments) exceed the amount of interest paid on deposits. Net interest income is a function of volume, interest rates and level of non-accrual loans. Non-refundable loan origination fees are deferred and amortized into income over the life of the loan. Net interest income before the provision for loan losses on a taxable-equivalent basis for the three months ended March 31, 2001 and March 31, 2000 was $3,127,000 and $2,434,000,
respectively. These results equate to a 28% increase in net interest income for the first quarter of 2001 compared to the first quarter of 2000. Loan fee income, which is included in interest income, was $197,000 for the three months ended March 31, 2001, compared with $134,000 for the three months ended March 31, 2000. The average balance of earnings assets increased $48,568,000 or 26% during the twelve months ended March 31, 2001. Taxable-equivalent interest income increased $1,031,000 in the first quarter of 2001 compared with the first quarter of 2000. Increase in the volume of earning assets accounted for $907,000 of this increase, with an increase of $124,000 attributable to higher rates. The average balance of interest-bearing liabilities increased $23,559,000 or 16% during the first three month of 2001 compared with the same period in 2000. Interest paid on interest-bearing liabilities increased $339,000 or 26% in 2001 compared with 2000. Increase in the volume of deposits and other borrowings accounted for $109,000 of this increase, while a $230,000 increase was attributed to an increase in rates. Management does not expect a material change in the Company's net interest margin during the next twelve months as the result of a modest increase or decrease in general interest rates.

The following table sets forth a summary of the changes in interest earned and interest paid for the first three months in 2001 over 2000 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

                                                          In 000's
                                                       2001 Over 2000
                                                       ---------------
                                               Volume       Rate         Total
                                              -------      -------      -------
Increase (Decrease) In
 Interest and Fee Income

   Time Deposits With Other
    Financial Institutions                    $     0      $     0      $     0

   Investment Securities:
     Taxable                                       66           15           81
     Non-Taxable (1)                               (3)          (1)          (4)
   Federal Funds Sold                             181           (8)         173
   Loans                                          663          118          781
                                              -------      -------      -------
   Total Interest and Fee Income                  907          124        1,031
                                              -------      -------      -------


Increase (Decrease) In
 Interest Expense

   Deposits:
     Interest Bearing
     Transaction Accounts                         100          108          208
     Savings                                        8           (4)           4
     Time Deposits                                 71           61          132
                                              -------      -------      -------
   Total Deposits                                 179          165          344

   Long-term Debt                                   0           65           65
   Short-term Borrowings                          (70)           0          (70)
                                              -------      -------      -------
   Total Interest Expense                         109          230          339
                                              -------      -------      -------
   Net Interest Income                        $   798      ($  106)     $   692
                                              =======      =======      =======

(1) The interest earned is taxable-equivalent.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by the provision for loan losses and reduced by net charge offs. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary they are reported in earnings in the periods in which they become known. The Company makes credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience and other factors in determining the adequacy of the allowance balance. This evaluation establishes a specific allowance for all classified loans over $50,000 and establishes percentage allowance requirements for all other loans, according to the classification as determined by the Company's internal grading system. As of

March 31, 2001 the allowance for loan losses of $2,382,000 represented 1.49% of loans outstanding. As of March 31, 2000, the allowance represented 1.51% of loans outstanding. During the three months ended March 31, 2001, $111,000 was charged to expense for the loan loss provision, compared with $90,000 for the same period in 2000. Net recoveries for all loans were $3,000 for the first quarter on 2001 compared with net charge-offs of $100,000 in the year earlier period. There were no loans on non-accrual status as of March 31, 2001, March 31, 2000 or December 31, 2000.

The following table summarizes changes in the allowance for loan losses:

                                                                In 000's

                                                    March 31, 2001    March 31, 2000
Balance, beginning of period                                $2,268            $1,987
Provision for loan losses                                      111                90
Loans charged off                                                0               120
Recoveries of loans previously charged off                       3                20
                                                            ------            ------
Balance, end of period                                      $2,382            $1,977
                                                            ======            ======

Allowance  for loan  losses  to  total  outstanding
loans                                                        1.49%             1.51%


NON-INTEREST INCOME

Non-interest income was $545,000 for the three months ended March 31, 2001 compared with $514,000 for the same period in 2000, a 6% increase. The increase in non-interest income resulted primarily from an increase in the number of deposit accounts, transaction volumes and directly related service charges.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended March 31, 2001 and March 31, 2000 was $2,671,000 and $1,768,000, respectively, a 51% increase. The increase compared with the prior reporting period is primarily due to the Company opening its subsidiary de novo bank, Solano Bank, on July, 17, 2000. Salaries and employee benefits expense for the three months ended March 31, 2001 and 2000 were $1,408,000 and $983,000, respectively, a 43% increase. The increase in 2001 resulted from increased salary rates paid to Company officers and employees, and an increase of approximately twenty-seven full-time equivalent employees from 85 at March 31, 2000 to 112 at March 31, 2001. Occupancy expense for the three months ended March 31, 2001 and 2000 were $221,000 and $112,000, respectively, a 97% increase. The increase in 2001 is attributed to opening three branch offices of Solano Bank in mid 2000. The Company had three branch offices at March 31, 2000 compared with six at March 31, 2001. Equipment expense for the three months ended March 31, 2001 and 2000 was $330,000 and $162,000, respectively, representing an increase of 104%. The increase was primarily due to an increase in depreciation expense for the new host banking systems and the new item processing and imaging systems, as well as, furniture and equipment depreciation expenses of the three new branch offices. Other expenses for the three months ended March 31, 2001 and March 31, 2000 were $712,000 and $511,000, respectively, a 39% increase. The increase from last year is primarily due to costs associated with operating six branch offices in 2001 in comparison to three in 2000.

INCOME TAXES

The Company reported a provision for income tax for the three months ended March 31, 2001 and 2000 of $336,000 and $419,000, respectively. Both the 2001 and 2000 provisions reflect tax accruals at maximum rates for both federal and state income taxes, adjusted for the effect of the Company's investments in tax-exempt municipal securities.

BALANCE SHEET

Total assets as of March 31, 2001 were $275,254,000 compared with $214,085,000 as of March 31, 2000, and $247,469,000 at December 31, 2000 equating to a 29% increase during the twelve months then ended and an 11% increase for the three month ended March 31, 2001. Total deposits as of March 31, 2001 were $244,122,000 compared with $189,744,000 as of March 31,
2000, and $216,638,000 at December 31, 2000 representing a 29% increase during the twelve months and a 13% increase for the three months ended March 31, 2001. Loans outstanding as of March 31, 2001 were $159,909,000 compared with $130,896,000 as of March 31, 2000, and $152,276,000 at December 31, 2000
equating to a 22% increase during the twelve months and a 6% increase for the three months ended March 31, 2001.

BORROWINGS

There were no short-term borrowings at March 31, 2001 or December 31, 2000 compared with $4,600,000 at March 31, 2000. Short-term borrowings consist primarily of federal funds purchased and borrowings from Federal Home Loan Bank. The Company has used short-term borrowings to assist in funding its increased loan demand. Continued reliance on short-term borrowings may be required if loan demand outpaces deposit growth, and, therefore short-term borrowings are expected to vary from time to time. The Company has a $3,000,000 unsecured loan with Union Bank of California, with a current balance of $2,538,000. The term of the loan is three and one half years with principal and interest payments due quarterly. The loan is a variable rate loan tied to Union Bank's reference rate, currently 7.50%. The proceeds of this loan were primarily invested into the Company's subsidiary, Solano Bank.

LIQUIDITY AND CAPITAL ADEQUACY

The Company's liquidity is determined by the level of assets (such as cash, Federal Funds, and investment in marketable securities) that are readily convertible to cash to meet customer withdrawals and borrowings. Management reviews the Company's liquidity position on a regular basis to ensure that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Company has a comprehensive Asset/Liability Management and Liquidity Policy, which it uses to determine adequate liquidity. As of March 31, 2001 liquid assets were 37% of total assets, compared with 34% as of March 31, 2000.

The Federal Deposit Insurance Corporation Improvement Act (FDICA) established ratios used to determine whether a Company is "Well Capitalized," "Adequately Capitalized," "Undercapitalized," "Significantly Undercapitalized," or "Critically Undercapitalized." A Well Capitalized Company has risk-based capital of at least 10%, tier 1 risked-based capital of at least 6%, and a leverage ratio of at least 5%. As of March 31, 2001, the Company's risk-based capital ratio was 14.44%. The Company's tier 1 risk-based capital ratio and leverage ratio were 13.30% and 10.31%, respectively.

As the following  table  indicates,  the Bank  currently  exceeds the regulatory
capital  minimum  requirements.   The  Bank  is  considered  "Well  Capitalized"
according to regulatory guidelines.



                                                                                    To Be Well Capitalized
                                                             For Capital            Under Prompt Corrective
                                       Actual              Adequacy Purposes          Action Provisions
                                       ------              -----------------          -----------------
                                                             (In 000's)
                               Amount        Ratio       Amount        Ratio         Amount           Ratio
                               ------        -----       ------        -----         ------           -----
As of March 31, 2001:
Total Capital (to Risk
   Weighted Assets)
      Consolidated            $28,784       14.44%      $15,942       >8.00%        $19,927         >10.00%
                                                                      -                             -
      The Vintage Bank         20,629       11.33%       14,572       >8.00%         18,215         >10.00%
                                                                      -                             -
       Solano Bank              8,246       56.85%        1,164       >8.00%          1,455         >10.00%
                                                                      -                             -
Tier I Capital (to Risk
   Weighted Assets)
      Consolidated             26,507       13.30%        7,971       >4.00%         11,956          >6.00%
                                                                      -                              -
      The Vintage Bank         18,352       10.08%        7,286       >4.00%         10,929          >6.00%
                                                                      -                              -
       Solano Bank              8,200       56.54%          728       >4.00%            873          >6.00%
                                                                      -                              -
Tier I Capital (to
   Average Assets)
      Consolidated             26,507       10.31%       10,287       >4.00%         12,858          >5.00%
                                                                      -
      The Vintage Bank         18,352        8.03%        9,147       >4.00%         11,433          >5.00%
                                                                      -                              -
       Solano Bank              8,200       28.77%        1,140       >4.00%          1,425          >5.00%
                                                                      -                              -

                                     Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a principal market risk. Other types of market risks, such as foreign currency exchange rate risk, do not arise in the normal course of the Company's business activities. The majority of the Company's interest rate risk arises from instruments, positions and transactions entered into for the purpose other than trading. They include loans, securities available-for-sale, deposit liabilities, short-term borrowings and long-term debt. Interest rate risk occurs when assets and liabilities reprice at different times as interest rate changes.

The Company  manages  interest  rate risk through an Asset  Liability  Committee
(ALCO). The ALCO monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis uses an income simulation approach to measure the change in interest income and expense under rate shock conditions. The model considers the three major factors of (a) volume differences, (b) repricing differences and (c) timing in its income simulation. The model begins by disseminating data into appropriate repricing buckets based on internally supplied algorithms (or overridden by calibration). Next, each major asset and liability type is assigned a "multiplier" or beta to simulate how much that particular balance sheet category type will reprice when interest rates change. The model uses eight asset and liability multipliers consisting of bank-specific or defaults multipliers. The remaining step is to simulate the timing effect of assets and liabilities by modeling a month-by-month simulation to estimate the change in interest income and expense over the next 12-month period. The results are then expressed as the change in pre-tax net interest income over a 12-month period for +1%, and +2% shocks.

Utilizing the simulation model to measure interest rate risk at March 31, 2001 and December 31, 2000 the Company is within the established exposure of a 4% change in "return on equity" tolerance limit. There were no significant changes in interest rate risk from the Annual Report on Form 10-KSB for December 31, 2000.

                           PART II - OTHER INFORMATION



OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 20, 2001 a 5% stock dividend was granted to shareholders of record March 1, 2001.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) An index of exhibits begins on page 20.

         (b) On February 14, 2001, the Company filed a Current Report on Form 8-K, reporting the declaration of a stock dividend of one share for every twenty outstanding shares and a cash dividend of twenty cents ($.20) per share. On March 5, 2001 the Company filed a Current Report on Form 8-K, reporting its year-end results and commencement of its public stock offering. No financial statements were filed with the Current Reports on Form 8-K.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NORTH BAY BANCORP
                                            A California Corporation


Date:  May 9, 2001                  BY:     /s/  Terry L. Robinson
                                            ------------------------------------
                                                  Terry L. Robinson
                                                   President & CEO
                                                  (Principal Executive Officer)



Date: May 9, 2001                   BY:      /s/  Lee-Ann Cimino
                                             -----------------------------------
                                                  Lee-Ann Cimino
                                                  Senior Vice President & CFO
                                                  (Principal Financial Officer)

Exhibit
   No.   Description
   ---   -----------

   11    Statement re:  computation  of per share earnings is included in Note 3
         to  the  unaudited  condensed   consolidated  financial  statements  of
         Registrant.