Form 10-Q
period 2001-06-30
NORTH BAY BANCORP/CA
filed 2001-08-14
CIK 1102595

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter period ended June 30, 2001

                           Commission File No. 0-31080


                                NORTH BAY BANCORP
             (Exact name of registrant as specified in its charter)


              California                                 68-0434802
(State or Jurisdiction of incorporation)    (I.R.S. Employer Identification No.)


                 1500 Soscol Avenue, Napa, California 94559-1314
           (Address of principal executive office including Zip Code)


       Registrant's telephone number, including area code: (707) 257-8585

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSURES:

Indicate the number of shares outstanding of the North Bay Bancorp's Common Stock outstanding as of August 8, 2001: 1,956,525

                                     PART 1.
                              FINANCIAL INFORMATION

FORWARD LOOKING STATEMENTS

In addition to the historical information, this Quarterly Report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "Safe Harbor" created by those Sections. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, the potential effects of the California energy crisis, fee and other noninterest income earned as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

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

FINANCIAL INFORMATION

The information for the three months and six months ended June 30, 2001 and June 30, 2000, is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of North Bay Bancorp (Company) at June 30, 2001 and the results of operations and cash flows for the three months and six months then ended. Results for interim periods should not be considered as indicative of results for a full year.

                                     ITEM 1.
                              FINANCIAL STATEMENTS

                                North Bay Bancorp
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                        June 30,        June 30,       December 31,
Assets                                                                    2001            2000             2000
                                                                      -------------   -------------    -------------
Cash and due from banks                                               $  16,971,000   $   9,794,000    $  15,881,000
Federal funds sold                                                       45,436,000       6,224,000        9,475,000
Time deposits with other financial institutions                             100,000         100,000          100,000
                                                                      -------------   -------------    -------------
          Total cash and cash equivalents                                62,507,000      16,118,000       25,456,000
Investment securities:
  Held-to-maturity                                                        1,334,000       1,372,000        1,353,000
  Available-for-sale                                                     65,123,000      50,127,000       58,251,000
Loans, net of allowance for loan losses of $2,494,000 in June, 2001
  $2,068,000 in June, 2000 and $2,268,000 in December, 2000             169,196,000     138,972,000      150,008,000
Bank premises and equipment, net                                          7,173,000       4,972,000        5,242,000
Accrued interest receivable and other assets                              5,828,000       6,896,000        7,159,000
                                                                      -------------   -------------    -------------
          Total assets                                                $ 311,161,000   $ 218,457,000    $ 247,469,000
                                                                      =============   =============    =============

Liabilities and Shareholders' Equity Liabilities:

Deposits:
  Non-interest bearing                                                $  70,198,000   $  52,304,000    $  60,676,000
  Interest bearing                                                      209,010,000     142,028,000      155,962,000
                                                                      -------------   -------------    -------------
          Total deposits                                                279,208,000     194,332,000      216,638,000

Long term borrowings                                                      2,308,000               0        2,769,000
Short term borrowings                                                             0         500,000                0
                                                                      -------------   -------------    -------------
                                                                          2,308,000         500,000        2,769,000

Accrued interest payable and other liabilities                            1,648,000       1,508,000        1,426,000
                                                                      -------------   -------------    -------------

          Total liabilities                                             283,164,000     196,340,000      220,833,000
                                                                      -------------   -------------    -------------
Shareholders' equity:
Preferred stock - no par value:
Authorized, 500,000 shares;
Issued and outstanding - none
Common stock - no par value:
Authorized, 10,000,000 shares;
Issued and outstanding - 1,956,040 shares in June 2001,
  1,742,119 shares in June, 2000, and 1,850,445 in December, 2000        21,873,000      17,611,000       19,801,000
Retained earnings                                                         5,608,000       5,600,000        6,753,000
Accumulated other comprehensive income (loss)                               516,000      (1,094,000)          82,000
                                                                      -------------   -------------    -------------
               Total shareholders' equity                                27,997,000      22,117,000       26,636,000

          Total liabilities and shareholders' equity                  $ 311,161,000   $ 218,457,000      247,469,000
                                                                      =============   =============    =============

The accompanying notes are an integral part of these statements

                                NORTH BAY BANCORP
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                          Three Months Ended            Six Months Ended
                                       -------------------------    -------------------------
                                        June 30,      June 30,        June 30,     June 30,
                                          2001          2000            2001         2000
                                       -----------   -----------    -----------   -----------
Interest Income
  Loans (including fees)               $ 3,792,000   $ 3,145,000    $ 7,381,000   $ 5,953,000
  Federal funds sold                       361,000        50,000        605,000       121,000
  Investment securities - taxable          768,000       660,000      1,523,000     1,334,000
  Investment securities - tax exempt       165,000       170,000        332,000       340,000
                                       -----------   -----------    -----------   -----------
Total interest income                    5,086,000     4,025,000      9,841,000     7,748,000

Interest Expense
  Deposits                               1,639,000     1,292,000      3,202,000     2,511,000
  Short term borrowings                          0        18,000          2,000        88,000
  Long term borrowings                      44,000        16,000        107,000        16,000
                                       -----------   -----------    -----------   -----------
Total interest expense                   1,683,000     1,326,000      3,311,000     2,615,000

Net interest income                      3,403,000     2,699,000      6,530,000     5,133,000

Provision for loan losses                  111,000        90,000        222,000       180,000
                                       -----------   -----------    -----------   -----------
Net interest income after
  provision for loan losses              3,292,000     2,609,000      6,308,000     4,953,000

Non interest income                        567,000       637,000      1,112,000     1,151,000

Gains (losses) on securities
transactions, net                                0        (8,000)             0        (8,000)

Non interest expenses
  Salaries and employee benefits         1,542,000     1,039,000      2,950,000     2,022,000
  Occupancy                                200,000       140,000        421,000       252,000
  Equipment                                218,000       186,000        548,000       348,000
  Other                                    915,000       567,000      1,627,000     1,078,000
                                       -----------   -----------    -----------   -----------
Total non interest expense               2,875,000     1,932,000      5,546,000     3,700,000
                                       -----------   -----------    -----------   -----------
Income before provision for
  income taxes                             984,000     1,306,000      1,874,000     2,396,000

Provision for income taxes                 362,000       517,000        698,000       936,000
                                       -----------   -----------    -----------   -----------

Net income                             $   622,000   $   789,000    $ 1,176,000   $ 1,460,000
                                       ===========   ===========    ===========   ===========

Basic earnings per common share:       $      0.32   $      0.45    $      0.60   $      0.85
                                       ===========   ===========    ===========   ===========
Diluted earnings per common share:     $      0.31   $      0.44    $      0.60   $      0.83
                                       ===========   ===========    ===========   ===========

         The accompanying notes are an integral part of these statements

                                NORTH BAY BANCORP
            CONSOLIDATED STATEMENT OF CHANGE IN SHAREHOLDERS' EQUITY
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                                                                     Accumulated
                                                                                        Other           Total
                                      Common Shares      Common        Retained     Comprehensive    Shareholders'  Comprehensive
                                       Outstanding       Stock         Earnings         Income          Equity          Income
                                       ------------    -----------    -----------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2000                1,850,445    $19,801,000    $ 6,753,000    $     82,000    $ 26,636,000

Stock dividend                               92,307      1,938,000     (1,950,000)                        (12,000)
Cash dividend                                                            (371,000)                       (371,000)
Comprehensive income:
  Net income                                                            1,176,000                       1,176,000    $  1,176,000
  Other comprehensive income, net
    of tax:
  Change in net unrealized gains on
  available-for-sale securities, net
    of tax                                                                                434,000         434,000         434,000
                                                                                                                     ------------
Comprehensive income                                                                                                 $  1,610,000
                                                                                                                     ============
Stock options exercised                      13,288        134,000                                        134,000
                                       ------------    -----------    -----------    ------------    ------------
BALANCE, June 30, 2001                    1,956,040    $21,873,000    $ 5,608,000    $    516,000    $ 27,997,000
                                       ============    ===========    ===========    ============    ============

The accompanying notes are an integral part of these statements

                                NORTH BAY BANCORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   (IN 000'S)

                                                       Six months Ended June 30,
                                                       -------------------------
                                                           2001         2000
                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $  1,176     $  1,460
Adjustment to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                               515          215
  Provision for loan losses                                   222          180
  Amortization of deferred loan fees                         (200)        (133)
  Premium amortization (discount accretion), net               (6)          15
  Net loss on sale of investment securities                     0            8
  Net loss on sale of assets                                    0            8
  Changes in:
    Interest receivable and other assets                    1,021          388
    Interest payable and other liabilities                    223         (128)
                                                         --------     --------
    Total adjustments                                       1,775          553
                                                         --------     --------
    Net cash provided by operating activities               2,951        2,013
                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities held-to-maturity:
  Proceeds from maturities and principal payments              19           18
Investment securities available-for-sale:
  Proceeds from maturities and principal payments           7,867        6,213
  Proceeds from sales                                           0        5,151
  Purchases                                               (13,990)      (6,119)
Net increase in loans                                     (19,210)     (18,853)
Capital expenditures                                       (2,446)      (2,313)
                                                         --------     --------
  Net cash used in investing activities                   (27,760)     (15,903)
                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                   62,570       21,952
Decrease in short-term borrowings                               0       (4,500)
Repayment of long-term borrowings                            (461)           0
Stock issued                                                    0        2,787
Stock options exercised                                       134           18
Dividends paid                                               (383)        (315)
                                                         --------     --------
  Net cash provided by financing activities                61,860       19,942
                                                         --------     --------
Net increase in cash and cash equivalents                  37,051        6,052
Cash and cash equivalents at beginning of year             25,456       10,066
                                                         --------     --------
Cash and cash equivalents at end of period               $ 62,507     $ 16,118
                                                         ========     ========
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                          $  2,900     $  2,538
  Income taxes paid                                      $    271     $    892
  Retired Assets                                         $     15     $      0

The accompanying notes are an integral part of these statements

                                NORTH BAY BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements, which include the accounts of North Bay Bancorp and its subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consist of two community banks, The Vintage Bank, established in 1985, and Solano Bank, which was opened July 17, 2000. All significant intercompany transactions and balances have been eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2001 and 2000, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 2000.

NOTE 2 - COMMITMENTS

The Company has outstanding standby Letters of Credit of approximately $2,115,000, undisbursed real estate and construction loans of approximately $33,440,000, and undisbursed commercial and consumer lines of credit of approximately $15,274,000, as of June 30, 2001.

NOTE 3 - EARNINGS PER COMMON SHARE

The Company declared 5% stock dividends on January 18, 2000 and January 29, 2001. As a result of the stock dividends the number of common shares outstanding and earnings per share data was adjusted retroactively for all periods presented.

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

                                                    Weighted Average   Per-Share
                                      Net Income         Shares          Amount
                                      ----------       ---------         ------
                                       For the three months ended June 30, 2001
                                      -----------------------------------------
Basic earnings per share               $622,000        1,956,040         $  .32
Stock options                                             21,407
Diluted earnings per share                             1,977,447         $  .31

                                       For the three months ended June 30, 2000
                                      -----------------------------------------
Basic earnings per share               $789,000        1,740,041         $  .45
Stock options                                             33,870
Diluted earnings per share                             1,773,911         $  .44

                                                    Weighted Average   Per-Share
                                      Net Income         Shares          Amount
                                      ----------       ---------         ------
                                       For the six months ended June 30, 2001
                                      -----------------------------------------
Basic earnings per share              $1,176,000       1,951,276         $  .60
Stock options                                             23,921
Diluted earnings per share                             1,975,197         $  .60

                                       For the six months ended June 30, 2000
                                      -----------------------------------------
Basic earnings per share              $1,460,000       1,717,131         $  .85
Stock options                                             35,259
Diluted earnings per share                             1,752,390         $  .83

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

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                        2001             2000
                                                       ------           ------
Net Income                                             $  622           $  789
Net change in unrealized gains on
available-for-sale investments, net
of tax                                                     20              167
                                                       ------           ------
Comprehensive Income                                   $  642           $  956
                                                       ======           ======

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                        2001             2000
                                                       ------           ------
Net Income                                             $1,176           $1,460
Net change in unrealized gains on
available-for-sale investments, net
of tax                                                    434               77
                                                       ------           ------
Comprehensive Income                                   $1,610           $1,537
                                                       ======           ======

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

The components of the Company's business segments for the six months ended June 30, 2001 were as follows:

                                                 (In 000's)
                                ----------------------------------------------
                               Community               Intersegment
                                Banking      Other     Adjustments  Consolidated
                                --------    --------     --------     --------
Interest Income                 $  9,841    $      0     $      0     $  9,841
Interest Expense                   3,205         106            0        3,311
                                --------    --------     --------     --------
  Net Interest Income              6,636        (106)           0        6,530

Provision for loan losses            222           0            0          222

Equity income of
subsidiaries                           0       1,491        1,491            0
Noninterest Income                 1,197       2,204        2,289        1,112
Noninterest Expense                5,195       2,640        2,289        5,546
                                --------    --------     --------     --------
Income Before Tax                  2,416         949        1,491        1,874
Provision for
  Income Taxes                       925        (227)           0          698
                                --------    --------     --------     --------
Net Income                      $  1,491    $  1,176     $  1,491     $  1,176
                                --------    --------     --------     --------

Assets                          $308,999    $ 30,907     $ 28,745     $311,161
Loans, Net                       169,196           0            0      169,196
Deposits                         280,874           0        1,666      279,208
Equity                            27,079      27,997       27,079       27,997

The components of the Company's business segments for the six months ended June 30, 2000 were as follows:

                                                 (In 000's)
                                ----------------------------------------------
                               Community               Intersegment
                                Banking      Other     Adjustments  Consolidated
                                --------    --------     --------     --------
Interest Income                 $  7,748    $      0     $      0     $  7,748
Interest Expense                   2,599          16            0        2,615
                                --------    --------     --------     --------
  Net Interest Income              5,149         (16)           0        5,133

Provision for loan losses            180           0            0          180
Noninterest Income                 1,226       1,078        1,161        1,143
Noninterest Expense                3,193       1,668        1,161        3,700
                                --------    --------     --------     --------
Income (Loss)  Before Tax          3,002        (606)           0        2,396
Provision for
  Income Taxes                     1,188        (252)           0          936
                                --------    --------     --------     --------
Net Income (Loss)               $  1,814    ($   354)    $      0     $  1,460
                                --------    --------     --------     --------

Assets                          $215,940    $ 22,853     $ 20,336     $218,457
Loans, Net                       138,972           0            0      138,972
Deposits                         196,730           0        2,398      194,332
Equity                            17,938      22,117       17,938       22,117

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to the historical information, this Quarterly Report contains certain forward-looking statements. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, the potential effects of the California energy crisis, fee and other noninterest income earned as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

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

OVERVIEW

Net income was $622,000 or $.31 per diluted share for the three months ended June 30, 2001, compared with $789,000 or $.44 per diluted share for the three months ended June 30, 2000, a decrease of 21%. Net income was $1,176,000 or $.60 per diluted share for the six months ended June 30, 2001, compared with $1,460,000 or $.83 per diluted share for the six months ended June 30, 2000, a decrease of 19%. Total assets were $311,161,000 as of June 30, 2001; equating to a 42% growth in assets during the twelve months ended June 30, 2001.

SUMMARY OF EARNINGS

NET INTEREST INCOME

The following table provides a summary of the components of interest income, interest expense and net interest margin for the six months ended June 30, 2001 and June 30, 2000:

                                                               In 000's
                                ------------------------------------------------------------------------
                                              2001                                  2000
                                ----------------------------------   -----------------------------------
                                 Average     Income/     Average      Average      Income/     Average
                                 Balance     Expense    Yield/Rate    Balance      Expense    Yield/Rate
                                ---------   ---------   ----------   ----------   ---------   ----------
Loans (1)(2)                    $ 163,007   $   7,381      9.06%     $  132,652   $   5,953      8.98%
                                ---------   ---------                ----------   ---------
Investment securities:
  Taxable                          47,430       1,520      6.41%         40,050       1,331      6.65%
  Non-taxable (3)                  13,828         420      6.07%         14,061         430      6.12%
                                ---------   ---------                ----------   ---------

TOTAL LOANS AND INVESTMENT
SECURITIES                        224,265       9,321      8.31%        186,763       7,714      8.26%

Due from banks, time                  100           3      6.00%            100           3      6.00%
Federal funds sold                 28,203         605      4.29%          3,939         121      6.14%
                                ---------   ---------                ----------   ---------

TOTAL EARNING ASSETS              252,568   $   9,929      7.86%        190,802   $   7,838      8.22%
                                ---------   ---------                ----------   ---------

Cash and due from banks            15,467                                 9,659
Allowance for loan losses          (2,400)                               (1,988)
Premises and equipment, net         6,687                                 3,790
Accrued interest receivable
  and other assets                  6,065                                 6,802
                                ---------                            ----------

TOTAL ASSETS                    $ 278,387                            $  209,065
                                =========                            ==========

LIABILITIES AND SHAREHOLDERS'
EQUITY

Deposits:
  Interest bearing demand       $  92,126   $   1,239      2.69%      $  61,595   $     696      2.26%
  Savings                          18,393         129      1.40%         15,829         149      1.88%
  Time                             70,568       1,834      5.20%         64,491       1,665      5.16%
                                ---------   ---------                ----------   ---------
                                  181,087       3,202                   141,915       2,510

  Long-term borrowings              2,461         107      8.70%            168          16     19.05%
  Short-term borrowings                90           2      4.44%           2833          88      6.21%
                                ---------   ---------                ----------   ---------
                                    2,551         109                     3,001         104
TOTAL INTEREST BEARING
  LIABILITIES                     183,638   $   3,311      3.61%        144,916   $   2,614      3.61%
                                ---------   ---------                ----------   ---------

Noninterest bearing DDA            65,778                                43,656
Accrued interest payable
  and other liabilities             1,542                                 1,188
Shareholders' equity               27,429                                19,305
                                ---------                            ----------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY          $ 278,387                             $ 209,065
                                =========                            ==========

NET INTEREST INCOME                         $   6,618                             $   5,224
                                            =========                             =========
NET INTEREST INCOME TO
AVERAGE EARNING ASSETS
(Net Interest Margin (4))                        5.24%                                5.48%

(1)  Average loans include nonaccrual loans

(2)  Loan interest  income  includes loan fee income of $452 in 2001 and $313 in
     2000

(3) Average yields shown are taxable-equivalent. On a non- taxable basis, 2001 interest income was $332 with an average yield of 4.80%; in 2000 non-taxable income was $340 and the average yield was 4.84%.

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

Net interest income before the provision for loan losses on a taxable-equivalent basis for the three months ended June 30, 2001 and June 30, 2000 was $3,447,000 and $2,744,000, respectively. These results equate to a 26% increase in net interest income for the second quarter of 2001 compared to the second quarter of 2000. Loan fee income, which is included in interest income from loans, was $255,000 for the three months ended June 30, 2001, compared with $179,000 for the three months ended June 30, 2000. Net interest income before the provision for loan losses on a taxable-equivalent basis for the six months ended June 30, 2001 and June 30, 2000 was $6,618,000 and $5,223,000, respectively. These results equate to a 27% increase in net interest income for the first six months of 2001 compared to the same period in 2000. Loan fee income, which is included in interest income from loans, was $452,000 for the six months ended June 30, 2001, compared with $313,000 for the six months ended June 30, 2000.The average balance of earning assets increased $61,766,000 or 32% during the twelve months ended June 30, 2001. Taxable-equivalent interest income increased $2,091,000 or 27% in the first six months of 2001 compared with the same period of 2000. Increase in the volume of earning assets accounted for $2,350,000 of this increase, with a decrease of $259,000 attributable to lower rates. The average balance of interest-bearing liabilities increased $38,722,000 or 27% during the first six month of 2001 compared with the same period in 2000. Interest paid on interest-bearing liabilities increased $697,000 in 2001 compared with 2000. Increase in the volume of deposits and other borrowings accounted for $511,000 of this increase, while an $185,000 increase was attributed to an increase in rates. Management does not expect a material change in the Company's net interest margin during the next twelve months as the result of a modest increase or decrease in general interest rates.

The following table sets forth a summary of the changes in interest income and interest expense for the six months ended June 30, 2001 over June 30, 2000 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each

                                                         In 000's
                                                       2001 Over 2000
                                              ---------------------------------
                                              Volume        Rate         Total
                                              -------      -------      -------
Increase (Decrease) In
  Interest and Fee Income

    Time Deposits With Other
     Financial Institutions                   $    (0)     $     0      $    (0)

    Investment Securities:
      Taxable                                     246          (57)         189
      Non-Taxable (1)                              (7)          (3)         (10)
    Federal Funds Sold                            745         (261)         484
    Loans                                       1,366           62        1,428
                                              -------      -------      -------
    Total Interest and Fee Income               2,350         (259)       2,091
                                              -------      -------      -------
Increase (Decrease) In
  Interest Expense

    Deposits:
      Interest Bearing
      Transaction Accounts                        345          198          543
      Savings                                      24          (44)         (20)
      Time Deposits                               156           13          169
                                              -------      -------      -------
    Total Deposits                                525          167          692

    Short-term Borrowings                         (85)          (1)         (86)
    Long-term Borrowings                           72           19           91
                                              -------      -------      -------
    Total Interest Expense                        512          185          697
                                              -------      -------      -------
    Net Interest Income                       $ 1,838      ($  444)     $ 1,394
                                              =======      =======      =======

(1) The interest earned is taxable-equivalent.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by the provision for loan losses and reduced by net charge offs. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary they are reported in earnings in the periods in which they become known. The Company makes credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience and other factors in determining the adequacy of the allowance balance. This evaluation considers the need for specific allowance for all classified loans over $50,000 and establishes percentage allowance requirements for all other loans, according to the classification as determined by the Company's internal grading system. As of June 30, 2001 the allowance for loan losses of $2,494,000 represented 1.45% of loans outstanding. As of June 30, 2000, the allowance represented 1.47% of loans outstanding. During the six months ended June 30, 2001, $222,000 was charged to expense for the loan loss provision, compared with $180,000 for the same period in 2000. Net loan recoveries were $4,000 for the first six months of 2001 compared with net charge-offs of $99,000, or 0.1% of total loans as of June 30, 2000.

The following table summarizes changes in the allowance for loan losses:

                                                             In 000's
                                                   -----------------------------
                                                   June 30, 2001   June 30, 2000
                                                   -------------   -------------
Balance, beginning of year                             $2,268         $1,987
Provision for loan losses                                 222            180
Loans charged off                                           0            102
Recoveries of loans previously charged off                  4              3
                                                       ------         ------
Balance, end of period                                 $2,494         $2,068
                                                       ======         ======

Allowance for loan losses to total outstanding loans     1.45%          1.47%

There were no loans on non-accrual at June 30, 2001 or June 30, 2000.

NON-INTEREST INCOME

Non-interest  income was  $567,000  for the three  months  ended  June 30,  2001
compared   with  $637,000  for  the  same  period  in  2000,  an  11%  decrease.
Non-interest income was $1,112,000 for the six months ended June 30, 2001 compared with $1,151,000 for the same period in 2000, a 3% decrease. The primary reason for the decrease in 2001 from 2000 was that the Company realized a one-time increase in non-interest income of $142,000 during the second quarter of 2000. This was the result of selling stock acquired as the result of a demutualization of an insurance company in which the Company holds policies. Other increases in non-interest income resulted primarily from an increase in the number of deposit accounts, transaction volumes and directly related service charges.

GAIN (LOSSES) ON SECURITIES

There were no gains or losses on securities for the three or six months ended June 30, 2001. Net losses of $8,000 for the three and six months ended June 30, 2000 resulted from the sale of several available-for-sale securities.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended June 30, 2001 and June 30, 2000 was $2,875,000 and $1,932,000, respectively, a 49% increase. Non-interest expense for the six months ended June 30, 2001 and June 30, 2000 was $5,546,000 and $3,700,000, respectively, a 50% increase. The increase compared with the prior reporting period is primarily due to the Company opening its subsidiary de novo bank, Solano Bank, on July, 17, 2000. Salaries and employee benefits expense for the three months ended June 30, 2001 and 2000 were $1,542,000 and $1,039,000, respectively, a 48% increase. Salaries and employee benefits expense for the six months ended June 30, 2001 and 2000 were $2,950,000 and $2,022,000, respectively, a 46% increase. The increase in 2001 resulted from increased salaries paid to Company officers and employees, and an increase of approximately twenty-nine full-time equivalent employees from 96 at June 30, 2000 to 125 at June 30, 2001. Occupancy expense for the three months ended June 30, 2001 and 2000 were $200,000 and $140,000, respectively, a 43% increase.
Occupancy expense for the six months ended June 30, 2001 and 2000 were $421,000 and $252,000, respectively, representing a 67% increase. The increase in 2001 is attributed to opening three branch offices of Solano Bank in mid 2000. The Company had three branch offices at June 30, 2000 compared with six at June 30,

2001. Equipment expense for the three months ended June 31, 2001 and 2000 was $218,000 and $186,000, respectively, representing an increase of 17.20%. Equipment expenses for the six months ended June 30, 2001 and 2000 was $548,000 and $348,000, respectively, an increase of 57%. The increase was primarily due to an increase in depreciation expense for the new host banking systems and the new item processing and imaging systems, as well as, furniture and equipment depreciation expenses of the three new branch offices. Other expenses for the three months ended June 30, 2001 and June 30, 2000 were $915,000 and $567,000, respectively, a 61% increase. Other expenses for the six months ended June 30, 2001 and June 30, 2000 were $1,627,000 and $1,078,000, respectively, a 51%
increase. The increase from last year is primarily due to costs associated with operating six branch offices in 2001 in comparison to three in 2000.

INCOME TAXES

The Company reported a provision for income tax for the three months ended June 30, 2001 and 2000 of $362,000 and $517,000, respectively. The Company reported a provision for income tax for the six months ended June 30, 2001 and 2000 of $698,000 and $936,000, respectively. Both the 2001 and 2000 provisions reflect tax accruals at maximum rates for both federal and state income taxes, adjusted for the effect of the Company's investments in tax-exempt municipal securities.

BALANCE SHEET

Total assets as of June 30, 2001 were $311,161,000 compared with $218,457,000 as of June 30, 2000, and $247,469,000 at December 31, 2000 equating to a 42% increase during the twelve months and a 26% increase for the six months ended June 30, 2001. Total deposits as of June 30, 2001 were $279,208,000 compared with $194,332,000 as of June 30, 2000, and $216,638,000 at December 31, 2000
representing a 44% increase during the twelve months and a 29% increase for the six months ended June 30, 2001. Total loans outstanding as of June 30, 2001 were $171,690,000 compared with $140,040,000 as of June 30, 2000, and $152,276,000 at
December 31, 2000 equating to a 23% increase during the twelve months and a 13% increase for the three months ended June 30, 2001.

BORROWINGS

There were no short-term borrowings at June 30, 2001 or December 30, 2000 compared with $500,000 at June 30, 2000. Short-term borrowings consist primarily of federal funds purchased and borrowings from Federal Home Loan Bank. The Company has a $3,000,000 unsecured loan with Union Bank of California, with a current balance of $2,308,000. The term of the loan is three and one half years with principal and interest payments due quarterly. The loan is a variable rate loan tied to Union Bank's reference rate, currently 6.75%. The proceeds of this loan were primarily invested into the Company's subsidiary, Solano Bank.

LIQUIDITY AND CAPITAL ADEQUACY

The Company's liquidity is determined by the level of assets (such as cash, Federal Funds, and investment in unpledged marketable securities) that are readily convertible to cash to meet customer withdrawals and borrowings. Management reviews the Company's liquidity position on a regular basis to ensure that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Company has a comprehensive Asset/Liability Management and Liquidity Policy, which it uses to determine adequate liquidity. As of June 30, 2001 liquid assets were 41% of total assets, compared with 30% as of June 30, 2000 and 33% at December 31, 2000.

The Federal Deposit Insurance Corporation Improvement Act (FDICA) established ratios used to determine whether a Company is "Well Capitalized," "Adequately Capitalized," "Undercapitalized," "Significantly Undercapitalized," or "Critically Undercapitalized." A Well Capitalized Company has risk-based capital of at least 10%, tier 1 risked-based capital of at least 6%, and a leverage ratio of at least 5%. As of June 30, 2001, the Company's risk-based capital ratio was 12.58%. The Company's tier 1 risk-based capital ratio and leverage ratio were 11.54% and 9.54%, respectively.

As the following table indicates, The Company, The Vintage Bank and Solano Bank currently exceeds the regulatory capital minimum requirements and are considered "Well Capitalized" according to regulatory guidelines.

                                                                     To Be Well Capitalized
                                                   For Capital       Under Prompt Corrective
                                Actual          Adequacy Purposes       Action Provisions
                          ------------------    -----------------      -------------------
                                                   (In 000's)
                          ----------------------------------------------------------------
                          Amount      Ratio     Amount     Ratio       Amount       Ratio
                          -------    -------    -------    ------      -------     -------
As of June 30, 2001:
Total Capital (to Risk
  Weighted Assets)
     Consolidated         $29,976     13.09%    $18,314    >=8.00%     $22,892     >=10.00%
     The Vintage Bank      21,000     10.31%     16,300    >=8.00%      20,375     >=10.00%
     Solano Bank            8,056     35.73%      1,804    >=8.00%       2,255     >=10.00%
Tier I Capital (to Risk
  Weighted Assets)
     Consolidated          27,482     12.00%      9,157    >=4.00%      13,735      >=6.00%
     The Vintage Bank      18,573      9.12%      8,150    >=4.00%      12,225      >=6.00%
     Solano Bank            7,989     35.43%        902    >=4.00%       1,353      >=6.00%
Tier I Capital (to
  Average Assets)
     Consolidated          27,482      9.54%     11,519    >=4.00%      14,393      >=5.00%
     The Vintage Bank      18,573      7.37%     10,082    >=4.00%      12,602      >=5.00%
     Solano Bank            7,989     22.23%      1,437    >=4.00%       1,797      >=5.00%

                                     ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to principally be a market risk. Other types of market risks, such as foreign currency exchange rate risk, do not arise in the normal course of the Company's business activities. The majority of the Company's interest rate risk arises from instruments, positions and transactions entered into for the purpose other than trading. They include loans, securities available-for-sale, deposit liabilities, short-term borrowings and long-term debt. Interest rate risk occurs when assets and liabilities reprice at different times as interest rate changes.

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

Utilizing the simulation model to measure interest rate risk at June 30, 2001 the Company is within the established exposure of a 4% change in "return on equity" tolerance limit. There were no significant changes in interest rate risk from the annual report on form 10KSB for December 31, 2000.

                           PART II - OTHER INFORMATION

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to the business of the Company, there were no material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Second Annual Meeting of the shareholders of the Company was held on April 24, 2001.

     (b) Proxies for the meeting were solicited pursuant to Regulation 14A under the Act, there were no solicitations in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected.

     (c) There was no settlement between the Company and any other person terminating any solicitation subject to Rule 14a-11.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) An index of exhibits begins on page 16.

     (b) On May 1, 2001, the Company filed a Current Report on Form 8-K, reporting the issuance of a press release announcing the Company's earnings for the quarter ended March 31, 2001. No financial statements were filed with the Current Report on Form 8-K.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NORTH BAY BANCORP
                                        A California Corporation


Date: August 9, 2001                    BY: /s/ Terry L. Robinson
                                            ------------------------------------
                                            Terry L. Robinson
                                            President & CEO
                                            (Principal Executive Officer)


Date: August 9, 2001                    BY: /s/ Lee-Ann Cimino
                                            ------------------------------------
                                            Lee-Ann Cimino
                                            Sr. Vice President & CFO
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION
-----------    -----------
   10.1        Amended and Restated Employment  Agreement entered into as of May
               1, 2001 by and between North Bay Bancorp and Terry L. Robinson

   10.2 Employment Agreement entered into as of May 1, 2001 by and between Solano Bank and Glen C. Terry

   10.3 Employment Agreement entered into as of May 1, 2001 by and between North Bay Bancorp and Kathi Metro

   10.4 Employment Agreement entered into as of May 1, 2001 by and between North Bay Bancorp and Dale Brain

   11          Statement re:  computation  of per share  earnings is included in
               Note  3  to  the  unaudited  condensed   consolidated   financial
               statements of Registrant