Form 10-Q
period 2001-09-30
NORTH BAY BANCORP/CA
filed 2001-11-09
CIK 1102595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR the quarter period ended September 30, 2001


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

                      APPLICABLE ONLY TO CORPORATE ISSURES:


Indicate the number of shares outstanding of the North Bay Bancorp's Common Stock outstanding as of November 6, 2001: 1,960,902

                                     Item 1.
                              Financial Information

FORWARD LOOKING STATEMENTS

In addition to the historical information, this Quarterly Report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 321E of the Securities Exchange Act of 1934, as amended, and are subject to the "Safe Harbor" created by those Sections. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, and fee and other noninterest income earned; (ii) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues; (iii) enactment of adverse government regulations; (iv) the potential effects of the California energy crisis; (v) adverse conditions and volatility, including as a result of recent economic uncertainty created by the September 11, 2001 terrorists attacks on the World Trade Center and the Pentagon, the United States' war on terrorism, in the stock market, the public debt market and other capital markets and the impact of such conditions of the Company; (vi) continued changes in the interest rate environment may reduce interest margins and adversely impact net interest income; (vii) as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

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

FINANCIAL INFORMATION

The information for the three months and nine months ended September 30, 2001 and September 30, 2000, is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of North Bay Bancorp (Company) at September 30, 2001 and the results of operations and cash flows for the three months and nine months then ended. Results for interim periods should not be considered as indicative of results for a full year.

                                                                                       North Bay Bancorp
                                                                                  Consolidated Balance Sheets
                                                                                          (Unaudited)
                                                                         September 30,    September 30,     December 31,
Assets:                                                                           2001             2000             2000
                                                                        ---------------  ---------------  ---------------
Cash and due from banks                                                   $ 17,467,000     $ 11,708,000     $ 15,881,000
Federal funds sold                                                           1,992,000        7,730,000        9,475,000
Time deposits with other financial institutions                                100,000          100,000          100,000
                                                                          ------------     ------------     ------------
                    Total cash and cash equivalents                         19,559,000       19,538,000       25,456,000
Investment securities:
   Held-to-maturity                                                          1,314,000        1,353,000        1,353,000
   Available-for-sale                                                       91,239,000       49,420,000       58,251,000
Loans, net of allowance for loan losses of $2,601,000 in September, 2001
   $2,168,000 in September, 2000 and $2,268,000  in December, 2000         183,229,000      147,503,000      150,008,000
Bank premises and equipment, net                                             9,286,000        5,175,000        5,242,000
Accrued interest receivable and other assets                                 8,441,000        6,928,000        7,159,000
                                                                          ------------     ------------     ------------

                             Total assets                                 $313,068,000     $229,917,000     $247,469,000
                                                                          ============     ============     ============

Liabilities and Shareholders' Equity
Liabilities:

Deposits:
   Non-interest bearing                                                   $ 72,897,000     $ 50,055,000      $60,676,000
   Interest bearing                                                        206,429,000      149,515,000      155,962,000
                                                                          ------------     ------------     ------------
                            Total deposits                                 279,326,000      199,570,000      216,638,000


Long term borrowings                                                         2,077,000        3,000,000        2,769,000
Short term borrowings                                                                0                0                0
                                                                          ------------     ------------     ------------
                           Total borrowings                                  2,077,000        3,000,000        2,769,000

Accrued interest payable and other liabilities                              1,877,000         2,025,000        1,426,000
                                                                          ------------     ------------     ------------

                           Total liabilities                              283,280,000       204,595,000      220,833,000
                                                                          ------------     ------------     ------------

Shareholders' equity:

Preferred stock - no par value:
Authorized, 500,000 shares;
Issued and outstanding - none
Common stock - no par value:
Authorized, 10,000,000 shares;
Issued and outstanding - 1,960,902 shares in September 2001,
   1,848,403 shares in September, 2000, and 1,850,445 in December, 2000     21,935,000       19,761,000       19,801,000
Retained earnings                                                            6,526,000        6,190,000        6,753,000
Accumulated other comprehensive income (loss)                                1,327,000        (629,000)           82,000
                                                                          ------------     ------------     ------------
                      Total shareholders' equity                            29,788,000       25,322,000       26,636,000

              Total liabilities and shareholders' equity                  $313,068,000     $229,917,000      247,469,000
                                                                          ============     ============     ============


The accompanying notes are an integral part of these statements

                                                          North Bay Bancorp
                                                   Consolidated Income Statements
                                                             (Unaudited)

                                             Three Months Ended         Nine Months Ended
                                           September    September    September    September
                                              30,          30,          30,          30,
                                              2001         2000         2001         2000
                                          ----------------------------------------------------
Interest Income
   Loans (including fees)                   $3,993,000   $3,402,000  $11,374,000  $ 9,355,000
   Federal funds sold                          298,000       89,000      903,000      210,000
   Investment securities - taxable             869,000      624,000    2,392,000    1,958,000
   Investment securities - tax exempt          164,000      167,000      496,000      507,000
                                            ----------   ----------  -----------  -----------
Total Interest income                        5,324,000    4,282,000   15,165,000   12,030,000

Interest Expense
  Deposits                                   1,448,000    1,373,000    4,650,000    3,884,000
  Short term borrowings                              0        1,000        2,000       89,000
  Long Term Borrowings                          34,000       70,000      141,000       86,000
                                            ----------   ----------  -----------  -----------
Total Interest Expense                       1,482,000    1,444,000    4,793,000    4,059,000

Net interest income                          3,842,000    2,838,000   10,372,000    7,971,000

Provision for loan losses                      111,000      100,000      333,000      280,000
                                            ----------   ----------  -----------  -----------

Net interest income after
   provision for loan losses                 3,731,000    2,738,000   10,039,000    7,691,000

Non interest income                            547,000      510,000    1,659,000    1,661,000

Gains (losses) on securities                         0        5,000            0       (3,000)
transactions, net

Non interest expenses
   Salaries and employee benefits            1,671,000    1,217,000    4,621,000    3,239,000
   Occupancy                                   228,000      190,000      649,000      442,000
   Equipment                                   247,000      266,000      795,000      614,000
   Other                                       800,000      621,000    2,427,000    1,699,000
                                            ----------   ----------  -----------  -----------
Total non interest expense                   2,946,000    2,294,000    8,492,000    5,994,000
                                            ----------   ----------  -----------  -----------

Income before provision for
   income taxes                              1,332,000      959,000    3,206,000    3,355,000

Provision for income taxes                     414,000      369,000    1,112,000    1,305,000
                                            ----------   ----------  -----------  -----------

Net income                                  $  918,000   $  590,000  $ 2,094,000  $ 2,050,000
                                            ==========   ==========  ===========  ===========

Basic earnings per common share:            $     0.47   $     0.30  $      1.07  $      1.14
                                            ==========   ==========  ===========  ===========
Diluted earnings per common share:          $     0.46   $     0.30  $      1.06  $      1.12
                                            ==========   ==========  ===========  ===========

The accompanying notes are an integral part of these statements

                                               4

                                                                                 North Bay Bancorp
                                                             Consolidated Statement of Changes in Shareholders' Equity
                                                                                September 30, 2001
                                                                                    (Unaudited)

                                                                                         Accumulated
                                                                                               Other            Total
                                         Common Shares         Common       Retained   Comprehensive    Shareholders'  Comprehensive
                                           Outstanding          Stock       Earnings          Income           Equity         Income
                                      ----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                   1,850,445    $19,801,000    $ 6,753,000      $   82,000    $ 26,636,000

Stock dividend                                  92,307      1,938,000     (1,950,000)                        (12,000)
Cash dividend                                                               (371,000)                       (371,000)
Comprehensive income:
    Net income                                                             2,094,000                       2,094,000      $2,094,000
    Other comprehensive income, net
       of tax:
       Change in net unrealized
            gains on
       available-for-sale
            securities, net of
            reclassification adjustment                                                    1,245,000       1,245,000       1,245,000
                                                                                                                           ---------
Comprehensive income                                                                                                      $3,339,000
                                                                                                                          ----------
Stock options exercised                         18,150        196,000                                        196,000
                                             ---------    -----------                                   ------------
BALANCE, September 30, 2001                  1,960,902    $21,935,000    $ 6,526,000      $1,327,000    $ 29,788,000
                                             =========    ===========    ===========      ==========    ============

The accompanying notes are an integral part of these statements

                                                                 5

                                       North Bay Bancorp
                              Consolidated Statement of Cash Flows
                     For The Nine Months Ended September 30, 2001 and 2000
                                          (Unaudited)
                                           (In 000's)
                                                                       Nine months Ended September 30,
                                                                           2001             2000
                                                                           ----             ----
Cash Flows From Operating Activities:
Net income                                                               $2,094           $2,050
Adjustment to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                             774              391
  Provision for loan losses                                                 333              280
  Amortization of deferred loan fees                                       (337)            (201)
  Premium amortization, net                                                  35               17
  Net loss on sale of investment securities                                   0                3
  Net loss on sale of assets                                                  0                8
  Changes in:
    Interest receivable and other assets                                 (2,167)              24
    Interest payable and other liabilities                                  451              389
                                                                        -------          -------
     Total adjustments                                                     (911)             911
                                                                        -------          -------
   Net cash provided by operating activities                              1,183            2,961
                                                                        -------          -------
Cash Flows From Investing Activities:
Investment securities held-to-maturity:
  Proceeds from maturities and principal payments                            39               37
Investment securities available-for-sale:
  Proceeds from maturities and principal payments                        12,083            7,990
  Proceeds from sales                                                         0            5,151
  Purchases                                                             (42,976)          (6,389)
Net increase in loans                                                   (33,217)         (27,416)
Sale of capital assets                                                       42                5
Capital expenditures                                                     (4,860)          (2,697)
                                                                        -------          -------
   Net cash used in investing activities                                (68,889)         (23,319)
                                                                        -------          -------

Cash Flows From Financing Activities:
Net increase in deposits                                                 62,688           27,190
Increase in long term debt                                                    0            3,000
Repayment of long-term borrowings                                          (692)               0
Increase  in short-term borrowings                                            0           (5,000)
Stock issued, net of issuance costs                                           0            4,867
Stock options exercised                                                     196               88
Dividends paid                                                             (383)            (315)
                                                                          -----          -------
   Net cash provided by financing activities                             61,809           29,830
                                                                        -------          -------
Net increase (decrease) in cash and cash equivalents                     (5,897)           9,472
Cash and cash equivalents at beginning of year                           25,456           10,066
                                                                        -------          -------
Cash and cash equivalents at end of period                              $19,559          $19,538
                                                                        =======          =======
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                         $ 4,496          $ 4,190
  Income taxes paid                                                     $   851          $ 1,359
  Retirement of fixed assets                                            $   139          $     0


The accompanying notes are an integral part of these statements

                                                6

                                NORTH BAY BANCORP
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2001


NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements, which include the accounts of North Bay Bancorp and its subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consist of two community banks, The Vintage Bank, established in 1985, and Solano Bank, which was opened July 17, 2000. All significant intercompany transactions and balances have been eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months and three months ended September 30, 2001 and 2000, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 2000.

NOTE 2 - Commitments

The Company has outstanding standby Letters of Credit of approximately $1,793,000, undisbursed real estate and construction loans of approximately $19,733,000, and undisbursed commercial and consumer lines of credit of approximately $28,635,000, as of September 30, 2001.

NOTE 3 - Earnings Per Common Share

The Company declared 5% stock dividends on January 28, 2000 and January 18, 2001. As a result of the stock dividends, the number of common shares outstanding and earnings per share data was adjusted retroactively for all periods presented.

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

                                                    Weighted Average            Per-Share
                             Net Income              Shares                     Amount
                             ----------              ------                     ------

                              For the three months ended September 30, 2001
                              ---------------------------------------------
Basic earnings per share     $918,000               1,958,899                   $.47
Stock options                                          21,390
                                                    ---------
Diluted earnings per share                          1,980,289                   $.46

                              For the three months ended September 30, 2000
                              ---------------------------------------------
Basic earnings per share     $590,000               1,938,599                   $.30
Stock options                                          30,064
                                                    ---------
Diluted earnings per share                          1,968,663                   $.30

                                                    Weighted Average            Per-Share
                             Net Income              Shares                     Amount
                             ----------              ------                     ------

                              For the nine months ended September 30, 2001
                              --------------------------------------------
Basic earnings per share     $2,094,000             1,953,845                   $1.07
Stock options                                          22,140
                                                    ---------
Diluted earnings per share                          1,975,985                   $1.06

                              For the nine months ended September 30, 2000
                              --------------------------------------------
Basic earnings per share     $2,050,000             1,791,492                   $1.14
Stock options                                          33,528
                                                    ---------
Diluted earnings per share                          1,825,020                   $1.12

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

                                                Three Months Ended September 30,
                                                   2001                    2000
                                                   ----                    ----
Net Income                                         $918                    $590
Net change in unrealized gains on
available-for-sale investments, net of tax          811                     465
                                                    ---                     ---
Comprehensive Income                             $1,729                  $1,055
                                                 ======                  ======

                                                 Nine Months Ended September 30,
                                                   2001                    2000
                                                   ----                    ----
Net Income                                       $2,094                  $2,050
Net change in unrealized gains on
available-for-sale investments, net of tax        1,245                     542
                                                  -----                     ---
Comprehensive Income                             $3,339                  $2,592
                                                 ======                  ======

NOTE 5 - Segment Reporting

The Company's operating segments consist of its traditional community banking activities provided through its banks activities related to the Bancorp. Community banking activities include the Banks' commercial and retail lending, deposit gathering and investment and liquidity management activities. As permitted, the Company has aggregated the results of the separate banks and branches into a single reportable segment, and the Bancorp activities reported as "Other".

The components of the Company's business segments for the nine months ended September 30, 2001 were as follows:

                                                   (In 000's)

                               Community            Intersegment
                                 Banking    Other    Adjustments   Consolidated
                                 -------    -----   ------------   ------------
Interest Income                   15,165       $0              0         15,165
Interest Expense                   4,652      141              0          4,793
                                   -----    -----          -----         ------
   Net Interest Income            10,513     (141)             0         10,372

Provision for loan losses            333        0              0            333
Equity income of subsidiaries          0    2,493          2,493              0
Noninterest Income                 1,783    3,486          3,610          1,659
Noninterest Expense                8,081    4,021          3,610          8,492
                                   -----    -----          -----         ------
Income (Loss)  Before Tax          3,882    1,817          2,493          3,206
Provision for
   Income Taxes                    1,389     (277)             0          1,112
                                   -----    -----          -----         ------
Net Income (Loss)                  2,493    2,094          2,493          2,094
                                   -----    -----          -----         ------



The components of the Company's business segments for the nine months ended September 30, 2000 were as follows:

                                                 (In 000's)

                               Community            Intersegment
                                 Banking    Other    Adjustments   Consolidated
                                --------  -------    -----------   ------------
Interest Income                 $ 12,129  $     0        $    99       $ 12,030
Interest Expense                   4,072       86             99          4,059
                                --------  -------        -------       ---------
   Net Interest Income             8,057      (86)             0          7,971

Provision for loan losses            280        0              0            280
Equity income of subsidiaries          0    2,480          2,480              0
Noninterest Income                 1,782    1,676          1,800          1,658
Noninterest Expense                5,467    2,327          1,800          5,994
                                --------  -------        -------       --------
Income (Loss)  Before Tax          4,092    1,743          2,480          3,355
Provision for
   Income Taxes                    1,612     (307)             0          1,305
                                --------  -------        -------       --------
Net Income (Loss)               $  2,480  $ 2,050        $ 2,480       $  2,050
                                --------  -------        -------       --------

Assets                          $234,932  $28,750        $33,765       $229,917
Loans, Net                       147,503        0              0        147,503
Deposits                         201,666        0          2,096        199,570
Equity                            26,069   25,322         26,069         25,322


                                     Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to the historical information this Quarterly Report contains certain forward-looking statements. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, the potential effects of the California energy crisis, fee and other noninterest income earned, the economic uncertainty created by the September 11, 2001 terrorist attacks on the World Trade Center and the United States' war on terrorism, as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

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

OVERVIEW

Net income was $918,000 or $.46 per diluted share for the three months ended September 30, 2001, compared with $590,000 or $.30 per diluted share for the three months ended September 30, 2000, an increase of 56%. Net income was $2,094,000 or $1.06 per diluted share for the nine months ended September 30, 2001, compared with $2,050,000 or $1.12 per diluted share for the nine months ended September 30, 2000. Net Income increased 2%; diluted share per share income decreased 5% due to an increase in the number of shares at September 30, 2001 compared with the September 30, 2000. Total assets were $313,068,000 as of September 30, 2001; equating to a 36% growth in assets during the twelve months ended September 30, 2001.

SUMMARY OF EARNINGS

NET INTEREST INCOME

The following table provides a summary of the components of interest income, interest expense and net interest margin for the nine months ended September 30, 2001 and September 30, 2000:

                                                                 In 000's
                                                   2001                                   2000
                                                   ----                                   ----
                                     Average    Income/       Average      Average     Income/      Average
                                     Balance    Expense    Yield/Rate      Balance     Expense   Yield/Rate
                                ----------------------------------------------------------------------------
 Loans  (1)  (2)                    $169,934    $11,374         8.92%    $ 137,783     $ 9,355        9.05%
 Investment securities:
   Taxable                            53,710      2,387         5,93%       39,123       1,954        6.66%
   Non-taxable (3)                    13,772        625         6.05%       14,018         640        6.09%
                                    --------    -------                  ---------     -------

TOTAL LOANS AND INVESTMENT
SECURITIES                           237,416     14,386         8.08%      190,924      11,949        8.34%
 Due from banks, time                    100          5         6.67%          100           4        5.33%
 Federal funds sold                   26,332        903         4.57%        5,424         210        5.16%
                                    --------    -------                  ---------     -------


TOTAL EARNING ASSETS                 263,848    $15,294         7.73%    $ 196,448     $12,163        8.26%
                                    --------    -------                  ---------     -------
 Cash and due from banks              16,389                                11,398
 Allowance for loan losses            (2,451)                               (2,035)
 Premises and equipment, net           7,566                                 4,244
 Accrued interest receivable
   and other assets                    6,272                                 6,776
                                    --------                             ---------

TOTAL ASSETS                        $291,624                             $ 216,831
                                    ========                             =========

LIABILITIES AND SHAREHOLDERS'
EQUITY
 Deposits:
   Interest bearing demand          $100,010    $ 1,819         2.43%    $  63,797     $ 1,129        2.36%
   Savings                            18,899        180         1.27%       15,790         221        1.87%
   Time                               71,401      2,651         4.95%       64,197       2,534        5.26%
                                    --------    -------         -----    ---------     -------        -----
                                     190,310      4,650         3.26%      143,784       3,884        3.60%

Long-term debt                         2,258        141         8.33%        1,111          86       10.32%
   Short-term borrowings                  75          2         3.56%        2,689          89        4.41%

TOTAL INTEREST BEARING
 LIABILITIES                         192,643    $ 4,793         3.32%      147,584     $ 4,059        3.67%
                                    --------    -------                  ---------     -------
 Noninterest bearing DDA              69,267                                46,569
 Accrued interest payable
   and other liabilities               1,755                                 1,621
 Shareholders' equity                 27,959                                21,057
                                    --------                             ---------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY               $291,624                             $ 216,831
                                    ========                             =========
NET INTEREST INCOME                             $10,501                                $ 8,104
                                                =======                                =======
NET INTEREST INCOME TO
 AVERAGE EARNING ASSETS
(Net Interest Margin (4))                          5.31%                                  5.50%

(1) Average loans include nonaccrual loans.

(2) Loan interest income includes loan fee income of $723 in 2001 and $457 in 2000.


(3) Average yields shown are taxable-equivalent. On a non- taxable basis, 2001 interest income was $496 with an average yield of 4.80%; in 2000 non-taxable income was $507 and the average yield was 4.82%.

(4) Net interest margin is calculated by dividing net interest income by the average balance of total earning assets for the applicable period.

Net interest income before the provision for loan losses on a taxable-equivalent basis for the three months ended September 30, 2001 and September 30, 2000 was $3,883,000 and $2,880,000, respectively. These results equate to a 35% increase in net interest income for the third quarter of 2001 compared to the third quarter of 2000. Loan fee income, which is included in interest income from loans, was $181,000 for the three months ended September 30, 2001, compared with $144,000 for the three months ended September 30, 2000. Net interest income before the provision for loan losses on a taxable-equivalent basis for the nine months ended September 30, 2001 and September 30, 2000 was $10,501,000 and $8,104,000, respectively. These results equate to a 30% increase in net interest income for the first nine months of 2001 compared to the same period in 2000. Loan fee income, which is included in interest income from loans, was $723,000 for the nine months ended September 30, 2001, compared with $457,000 for the nine months ended September 30, 2000. The average balance of earning assets increased $67,400,000 or 34% during the twelve months ended September 30, 2001. Taxable-equivalent interest income increased $3,131,000 or 26% in the first nine months of 2001 compared with the same period of 2000. Increase in the volume of earning assets accounted for $3,706,000 of this increase, with a decrease of $575,000 attributable to lower rates. The average balance of interest-bearing liabilities increased $45,059,000 or 31% during the first nine months of 2001 compared with the same period in 2000. Interest paid on interest-bearing liabilities increased $734,000 in 2001 compared with 2000. Increase in the volume of deposits and other borrowings accounted for $970,000 of this increase, while a $236,000 decrease was attributable to a decrease in rates. Management does not expect a material change in the Company's net interest margin during the next twelve months as the result of a modest increase or decrease in general interest rates.

The following table sets forth a summary of the changes in interest income and interest expense for the nine months ended September 30, 2001 over September 30, 2000 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

                                                            In 000's
                                                        2001 Over 2000
                                                        ---------------
                                              Volume          Rate      Total
                                              --------------------------------
Increase (Decrease) In
 Interest and Fee Income
   Time Deposits With Other
    Financial Institutions                        $0            $1          $1
   Investment Securities:
     Taxable                                     729          (296)        433
     Non-Taxable (1)                             (11)           (4)       (15)
   Federal Funds Sold                            809          (116)        693
   Loans                                       2,179          (160)      2,019
                                              --------------------------------
   Total Interest and Fee Income               3,706          (575)      3,131
                                              --------------------------------
Increase (Decrease) In
 Interest Expense
   Deposits:
     Interest Bearing
     Transaction Accounts                        641            49         690
     Savings                                      44           (85)        (41)
     Time Deposits                               283          (166)        117
                                              --------------------------------
   Total Deposits                                968          (202)        766
Long-term Debt                                    89           (34)         55
                                              --------------------------------
Short-term Borrowings                            (87)            0         (87)
                                              --------------------------------
   Total Interest Expense                        970          (236)        734
                                              --------------------------------
   Net Interest Income                        $2,736         ($339)     $2,397
                                              ================================

(1) The interest earned is taxable-equivalent.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by the provision for loan losses and reduced by net charge offs. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary they are reported in earnings in the periods in which they become known. The Company makes credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience and other factors in determining the adequacy of the allowance balance. This evaluation establishes a specific allowance for all classified loans over $50,000 and establishes percentage allowance requirements for all other loans, according to the classification as determined by the Company's internal grading system. As of September 30, 2001 the allowance for loan losses of $2,601,000 represented 1.40% of loans outstanding. As of September 30, 2000, the allowance represented 1.45% of loans outstanding. During the nine months ended September 30, 2001, $333,000 was charged to expense for the loan loss provision, compared with $280,000 for the same period in 2000. There were no net charge-offs for loans for the first nine months of 2001 compared with net charge-offs for all loans of $99,000, or 0.01% of total loans as of September 30, 2000.

The following table summarizes changes in the allowance for loan losses:

                                    In 000's
                                               September 30, 2001   September 30, 2000
Balance, beginning of year                                 $2,268               $1,987
Provision for loan losses                                     333                  280
Loans charged off                                              (5)                (102)
Recoveries of loans previously charged off                      5                    3
                                                           ------               ------
Balance, end of period                                     $2,601               $2,168
                                                           ======               ======

Allowance for loan losses to total outstanding               1.40%                1.45%
loans

There were no loans on non-accrual status at September 30, 2001 or at September 30, 2000.

NON-INTEREST INCOME

Non-interest income was $547,000 for the three months ended September 30, 2001 compared with $510,000 for the same period in 2000, a 7% increase. Non-interest income was $1,659,000 for the nine months ended September 30, 2001 compared with $1,661,000 for the same period in 2000, a .1% decrease. The decrease in 2001 income compared with 2000 was primarily the result of non-recurring income realized in the second quarter of 2000 from a stock sale. The stock had been acquired as a result of the demutualization of an insurance company in which the Company held policies. Other increases in non-interest income resulted primarily from an increase in the number of deposit accounts, transaction volumes and directly related service charges.

GAIN (LOSSES) ON SECURITIES

There were no gains or losses on securities for the three or nine months ended September 30, 2001. Net losses of $3,000 for the nine months ended September 30, 2000 resulted from the sale of several available-for-sale securities.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended September 30, 2001 and September 30, 2000 was $2,946,000 and $2,294,000, respectively, a 28% increase.
Non-interest expense for the nine months ended September 30, 2001 and September 30, 2000 was $8,492,000 and $5,994,000, respectively, a 42% increase. The increase compared with prior reporting periods is primarily due to the Company opening its subsidiary de novo bank, Solano Bank, on July 17, 2000. Salaries and employee benefits expense for the three months ended September 30, 2001 and 2000 were $1,671,000 and $1,217,000, respectively, a 37% increase. Salaries and employee benefits expense for the nine months ended September 30, 2001 and 2000 were $4,621,000 and $3,239,000, respectively, a 43% increase. The increase in 2001 resulted from increased salaries paid to Company officers and employees, and an increase of approximately twenty-eight full-time equivalent employees from 96 at September, 2000 to 124 at September 30, 2001. The increase in employees is primarily due to growth of the Company. Occupancy expense for the three months ended September 30, 2001 and 2000 was $228,000 and $190,000, respectively, a 20% increase.
Occupancy expense for the nine months ended September 30, 2001 and 2000 was $649,000 and $442,000, respectively, representing a 47% increase. The increase in 2001 is attributed to opening three branch offices of Solano Bank in mid 2000. Equipment expense for the three months ended September 31, 2001 and 2000 was $247,000 and $266,000, respectively, representing a decrease of 7%. Equipment expenses for the nine months ended September 30, 2001 and 2000 was $795,000 and $614,000, respectively, an increase of 29%. The increase was primarily due to an increase in depreciation expense for new host banking systems and new item processing and imaging systems, as well as, furniture and equipment depreciation expenses of the three new branch offices. Other expenses for the three months ended September 30, 2001 and September 30, 2000 were $800,000 and $621,000, respectively, a 29% increase. Other expenses for the nine months ended September 30, 2001 and September 30, 2000 were $2,427,000 and $1,699,000, respectively, a 43% increase. The increase from last year is primarily due to costs associated with operating six branch offices in 2001 in comparison to three in 2000.

INCOME TAXES

The Company reported a provision for income tax for the three months ended September 30, 2001 and 2000 of $414,000 and $369,000, respectively. The Company reported a provision for income tax for the nine months ended September 30, 2001 and 2000 of $1,112,000 and $1,305,000, respectively. Both the 2001 and 2000 provisions reflect tax accruals at maximum rates for both federal and state income taxes, adjusted for the effect of the Company's investments in tax-exempt municipal securities.

BALANCE SHEET

Total assets as of September 30, 2001 were $313,068,000 compared with $229,917,000 as of September 30, 2000, and $247,469,000 at December 31, 2000
equating to a 36% increase during the twelve months and a 27% increase for the nine months ended September 30, 2001. Total deposits as of September 30, 2001 were $279,326,000 compared with $199,570,000 as of September 30, 2000, and $216,638,000 at December 31, 2000 representing a 40% increase during the twelve months and a 29% increase for the nine months ended September 30, 2001. Loans outstanding as of September 30, 2001 were $185,830,000 compared with $149,671,000 as of September 30, 2000, and $152,276,000 at December 31, 2000
equating to a 24% increase during the twelve months and a 22% increase for the nine months ended September 30, 2001.

BORROWINGS

There were no short-term borrowings at September 30, 2001, September 30, 2000 or December 31, 2000. Short-term borrowings would consist primarily of federal funds purchased and borrowings from Federal Home Loan Bank. The Company has a $3,000,000 unsecured loan with Union Bank of California, with a current balance of $2,077,000. The loan will mature in 2003 with principal and interest payments due quarterly. The loan is a variable rate loan tied to Union Bank's reference rate, currently 5.50%. The proceeds of this loan were primarily invested into the Company's subsidiary, Solano Bank.

LIQUIDITY AND CAPITAL ADEQUACY

The Company's liquidity is determined by the level of assets (such as cash, Federal Funds, and investment in marketable securities) that are readily convertible to cash to meet customer withdrawals and borrowings. Management reviews the Company's liquidity position on a regular basis to ensure that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Company has a comprehensive Asset/Liability Management and Liquidity Policy, which it uses to determine adequate liquidity. As of September 30, 2001 liquid assets were 35% of total assets, compared with 30% as of September 30, 2000 and 34% at December 31, 2000.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) established ratios used to determine whether a Company is "Well Capitalized," "Adequately
Capitalized,"    "Undercapitalized,"

"Significantly Undercapitalized," or "Critically Undercapitalized." A Well Capitalized Company has risk-based capital of at least 10%, tier 1 risked-based capital of at least 6%, and a leverage ratio of at least 5%. As of September 30, 2001, the Company's risk-based capital ratio was 12.91%. The Company's tier 1 risk-based capital ratio and leverage ratio were 11.83% and 9.06%, respectively.

As the following table indicates, both The Vintage Bank and Solano Bank currently exceed the regulatory capital minimum requirements. The Banks are considered "Well Capitalized" according to regulatory guidelines.

                                                                                    To Be Well Capitalized
                                                            For Capital             Under Prompt Corrective
                                     Actual              Adequacy Purposes             Action Provisions
                                     ------              -----------------             -----------------

                                                              (In 000's)
                               Amount        Ratio       Amount        Ratio         Amount           Ratio
                               ------        -----       ------        -----         ------           -----
As of September 30, 2001:
Total Capital (to Risk
   Weighted Assets)
      Consolidated            $31,062       12.91%      $19,243       >8.00%        $24,054         >10.00%
                                                                      -                             -
      The Vintage Bank         22,271       10.62%       16,784       >8.00%         20,981         >10.00%
                                                                      -                             -
      Solano Bank               7,895       27.21%        2,321       >8.00%          2,901         >10.00%
                                                                      -                             -
Tier I Capital (to Risk
   Weighted Assets)
      Consolidated             28,461       11.83%        9,621       >4.00%         14,432          >6.00%
                                                                      -                              -
      The Vintage Bank         19,758        9.42%        8,392       >4.00%         12,588          >6.00%
                                                                      -                              -
       Solano Bank              7,807       26.91%        1,161       >4.00%          1,741          >6.00%
                                                                      -                              -
Tier I Capital (to
   Average Assets)
      Consolidated             28,461        9.06%       12,560       >4.00%         15,699          >5.00%
                                                                      -
      The Vintage Bank         19,758        7.36%       10,735       >4.00%         13,418          >5.00%
                                                                      -                              -
      Solano Bank               7,807       17.11%        1,825       >4.00%          2,281          >5.00%
                                                                      -                              -

                                     Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be principally a market risk. Other types of market risks, such as foreign currency exchange rate risk, do not arise in the normal course of the Company's business activities. The majority of the Company's interest rate risk arises from instruments, positions and transactions entered into for the purpose other than trading. They include loans, securities available-for-sale, deposit liabilities, short-term borrowings and long-term debt. Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change.

The Company  manages  interest  rate risk through an Asset  Liability  Committee
(ALCO). The ALCO monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis uses an income simulation approach to measure the change in interest income and expense under rate shock conditions. The model considers the three major factors of (a) volume differences, (b) repricing differences and (c) timing in its income simulation. The model begins by disseminating data into appropriate repricing buckets based on internally supplied algorithms (or overridden by calibration). Next, each major asset and liability type is assigned a "multiplier" or beta to simulate how much that particular balance sheet category type will reprice when interest rates change. The model uses eight asset and liability multipliers consisting of bank-specific or default multipliers. The remaining step is to simulate the timing effect of assets and liabilities by modeling a month-by-month simulation to estimate the change in interest income and expense over the next 12-month period. The results are then expressed as the change in pre-tax net interest income over a 12-month period for +1%, and +2% shocks.

Utilizing the simulation model to measure interest rate risk at September 30, 2001 the Company is within the established exposure of a 4% change in "return on equity" tolerance limit. There were no significant changes in interest rate risk from the annual report on form 10KSB for December 31, 2000.

Since the beginning of 2001, the Board of Governors of the Federal Reserve System has reduced interest rates by 450 basis points. North Bay is slightly asset sensitive, which means that its interest bearing liabilities mature, or otherwise reprice, at a slower rate than its interest earning assets. As a result, in a period of declining interest rates, North Bay will experience a shrinking of its interest margin as its floating rate loans and investments will reprice immediately, while its fixed rate deposits will reprice over the course of a year. This reduction in interest margin may adversely affect North Bay's earnings.


                           PART II - OTHER INFORMATION

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to the business of the Company, there are no material pending legal proceedings.


ITEM 6. EXHIBITS AND REPORTS ON FORM-8-K

     (1) Exhibits. An index of Exhibits begins on page 17.

     (2) Current Reports.

          (a) On July 24, 2001, the Company filed a Current Report on Form 8-K, reporting under Item 5 "Other Matters":


               (i) The issuance of a press release announcing the Company's earnings for the quarter ended June 30, 2001.


          (b) On September 19, 2001, the Company filed a Current Report on Form 8-K, reporting under Item 5 "Other Matters":


               (i) The release of the Company's Fall 2001 Edition of The North Bay Voice, a quarterly newsletter provided to the Company's shareholders.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NORTH BAY BANCORP
                                          A California Corporation


Date: November 7, 2001              BY:   /s/  Terry L. Robinson
                                               --------------------
                                               Terry L. Robinson
                                               President & CEO
                                               (Principal Executive Officer)


Date: November 7, 2001              BY:   /s/  Lee-Ann Cimino
                                               ------------------------------
                                               Lee-Ann Cimino
                                               Sr. Vice President & CFO
                                               (Principal Financial Officer)

                                  EXHIBIT INDEX

     Exhibit 11. Statement re: computation of per share data is included in Footnote 3 to the unaudited consolidated financial statements of Registrant