Form 10-K
period 2001-12-31
NORTH BAY BANCORP/CA
filed 2002-03-27
CIK 1102595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR the fiscal year ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  0-31080

                                NORTH BAY BANCORP
                       (Name of Registrant in its Charter)

              California                                 68-0434802
(State or Jurisdiction of incorporation)    (I.R.S. Employer Identification No.)

                 1500 Soscol Avenue, Napa, California 94559-1314
                (Address of principal office including Zip Code)

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

                                  Yes |X| No|_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . |_|

State the aggregate market value of Common Stock held by non-affiliates of North Bay Bancorp as of March 4, 2002: $36,885,164.

State the number of shares of the North Bay Bancorp's Common Stock outstanding as of March 4, 2002: 1,960,902

Documents Incorporated by Reference:

2001 Annual Report to Stockholders.         Part II, Items 6 and 7 and Part III,
                                            Item 13

Proxy Statement for 2002 Annual Meeting     Part III, Items 9, 10, 11 and 12
of Shareholders to be filed pursuant to
Regulation 14A.

                                TABLE OF CONTENTS

PART I
Item 1  - Business                                                            3
Item 2  - Properties                                                         25
Item 3  - Legal Proceedings
Item 4  - Submission of Matters to a Vote of Security Holders                27

PART II
Item 5  - Market for the Company's Common Stock and Related
          Security Holder Matters                                             28
Item 6  - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 28
Item 7  - Financial Statements and Supplementary Data                         29
Item 7A - Quantitative and Qualitative Disclosure about Market Risk           29
Item 8  - Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                 31

PART III
Item 9  - Directors, Executive Officers, Promoters and Control
          Persons Compliance with Section 16(a) of the Exchange Act           31
Item 10 - Executive Compensation                                              31
Item 11 - Security Ownership of Certain Beneficial Owners and Management      32
Item 12 - Certain Relationships and Related Transactions                      32
Item 13 - Exhibits and Reports on Form 8-K                                    32

                           FORWARD LOOKING STATEMENTS

In addition to the historical information, this Annual Report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "Safe Harbor" created by those Sections. The reader of this Annual Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, and fee and other noninterest income earned; (ii) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues; (iii) enactment of adverse government regulation; (iv) the potential effects of the California energy crisis; (v) adverse conditions and volatility, including as a result of recent economic uncertainty created by the September 11, 2001 terrorists attacks on the World Trade Center and the Pentagon, the United States' war on terrorism, in the stock market, the public debt market and other capital markets and the impact of such conditions on the Company; (vi) continued changes in the interest rate environment may reduce interest margins and adversely impact net interest income; (vii) as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

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

                                     PART I

Item 1 - BUSINESS

NORTH BAY BANCORP

General

North Bay Bancorp (Bancorp), headquartered in Napa, California, is a California corporation incorporated in 1999. Bancorp is the Holding Company for The Vintage Bank and Solano Bank (Banks), which are wholly owned subsidiaries, collectively (the Company). North Bay Bancorp is a registered financial holding company under the Bank Holding Company Act of 1956, as amended, and is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System. At present, Bancorp does not engage in any material business activities other than the ownership of the Banks.

THE VINTAGE BANK

General

The Vintage Bank is a California corporation organized as a state chartered bank in 1984. The Vintage Bank engages in commercial banking business in Napa County from its main banking office located at 1500 Soscol Avenue in Napa, California. The Vintage Bank has three branches, one located at 3271 Browns Valley Road, Napa, California, one at 3626 Bel Aire Plaza, Napa, California and one located at 1065 Main Street, St. Helena, California. Automated teller machines are located at all offices and at Ranch Market Too in Yountville, providing 24-hour service. The Vintage Bank is a member of the STAR, VISA and PLUS ATM networks, providing customers with access to Point of Sale and ATM service worldwide. The Vintage Bank offers its customers Internet banking services; this service supports account inquiries, transfers between accounts, and automatic reconciliation and bill payment services. The Vintage

Bank is a member of the Federal Reserve System. The deposits of each depositor of The Vintage Bank are insured by the Federal Deposit Insurance Corporation up to the maximum allowed by law.

The Vintage Bank offers a full range of commercial banking services to individuals and the business and agricultural communities in Napa County. The Vintage Bank emphasizes retail commercial banking operations. The Vintage Bank accepts checking and savings deposits, makes consumer, commercial, construction and real estate loans, and provides other customary banking services. The Vintage Bank does not offer trust services and does not plan to do so in the near future. There have been no material changes in services offered by The Vintage Bank. The Vintage Bank makes annuities and mutual funds available to its customers through Protective Financial and Insurance Services, Inc. (PFIS) and one of PFIS affiliate's, ProEquities, Inc.

SOLANO BANK

General

Solano Bank is a California corporation organized as a state chartered bank in 2000. Solano Bank engages in commercial banking business in Solano County from its main banking office located at 403 Davis Street in Vacaville, California. Solano Bank has three branches, one located at 1100 Texas Street, Fairfield, California, one at 1395 E. Second Street, Benicia, California, and one located at 976 A Admiral Callaghan Lane, Vallejo, California. Automated teller machines are located at all offices, providing 24-hour service. Solano Bank is a member of the STAR, VISA and PLUS ATM networks, providing customers with access to Point of Sale and ATM service worldwide. Solano Bank offers its customers Internet banking services; this service supports account inquiries, transfers between accounts, and automatic reconciliation and bill payment services. Solano Bank is a member of the Federal Reserve System. The deposits of each depositor of Solano Bank are insured by the Federal Deposit Insurance Corporation up to the maximum allowed by law.

Solano Bank offers a full range of commercial banking services to individuals and the business and agricultural communities in Solano County. Solano Bank emphasizes retail commercial banking operations. Solano Bank accepts checking and savings deposits, makes consumer, commercial, construction and real estate loans, and provides other customary banking services. Solano Bank does not offer trust services and does not plan to do so in the near future. Solano Bank makes annuities and mutual funds available to its customers through an unaffiliated corporation, Raymond James Financial Services.

Consolidated Lending Activities

The Banks concentrate their lending activities in commercial, installment, construction, and real estate loans made primarily to businesses and individuals located in Napa and Solano Counties. At December 31, 2001, total loans outstanding were $186,265,550 resulting in a loan-to-deposit ratio of 63.7%. At December 31, 2000, total loans outstanding were $152,275,841 resulting in a loan-to-deposit ratio of 70.2%.

As of December 31, 2001, The Vintage Bank's loan limits to individual customers were $3,181,000 for unsecured loans and $8,483,000 for unsecured and secured loans combined. Solano Bank loan limits to individual customers were $1,156,000 for unsecured loans and $3,084,000 for unsecured and secured loans combined. As of December 31, 2000, The Vintage Bank's lending limits were $3,218,000 for unsecured loans and $5,365,000 for unsecured and secured loans combined. Solano Bank lending limits were $1,269,000 for unsecured loans and $2,115,000 for unsecured and secured loans combined. For customers desiring loans in excess of the Bank's lending limits, the Banks may loan on a participation basis with another bank taking the amount of the loan in excess of Banks' lending limits.

At December 31, 2001, the Banks' commercial loans outstanding totaled $29,730,027 (16% of total loans), commercial loans secured by real estate totaled $7,930,041 (4.3% of total loans), construction loans totaled $21,453,418 (11.5% of total loans), real estate loans totaled $106,850,930 (57.3% of total loans), and installment loans totaled $20,301,134 (10.9% of total loans). At December 31, 2000, commercial loans outstanding totaled $28,599,887 (18.8% of total loans), commercial loans secured by real estate totaled $5,114,931 (3.3% of total loans), construction loans totaled $8,242,918 (5.4% of total loans), real estate loans totaled $86,886,297 (57.1% of total loans) and installment loans totaled $23,431,838 (15.4% of total loans). At December 31, 1999, commercial loans outstanding totaled $21,463,022 (17.6% of total loans), commercial loans secured by real estate totaled $13,010,890 (10.6% of total loans), construction loans totaled $8,441,142 (6.9% of the total loans), real estate loans totaled $58,368,548 (47.8% of total loans), and installment loans totaled $20,868,859 (17.1% of total loans).

As of December 31, 2001, the total of undisbursed loans and similar commitments was $59,692,000 as contrasted with $53,317,000 as of December 31, 2000 and $35,079,602 as of December 31, 1999. The Banks expect all but approximately $1,249,000 of their undisbursed loans and similar commitments to be exercised during 2002. The Banks take real estate, listed securities, savings and time deposits, automobiles, machinery and equipment, inventory and accounts receivable as collateral for loans.

The interest rates charged for the various loans made by the Banks vary with the degree of risk and the size and maturity of the loans involved and are generally affected by competition and by current money market rates.

Commercial Loans

The Banks make commercial loans primarily to professionals, individuals and businesses in the Counties of Napa and Solano. The Banks offer a variety of commercial lending products, including revolving lines of credit, working capital loans, equipment financing and issuance of letters of credit. Typically, lines of credit have a floating rate of interest based on the Banks' Base Rate and are for a term of one year or less. Working capital and equipment loans have a floating or a fixed rate typically with a term of five years or less. Approximately 79% of the Banks' commercial loans are unsecured or secured by personal property and, therefore, represent a higher risk of ultimate loss than loans secured by real estate. However, as a result of the lending policies and procedures implemented by the Company, management believes it has adequate commercial loan underwriting and review procedures in place to manage the risks inherent in commercial lending. In addition, commercial loans not secured by real estate typically require higher quality credit characteristics to meet underwriting requirements. The remaining 21% of the Banks' commercial loans are secured by real estate.

Real Estate Loans

Real estate loans consist of loans secured by deeds of trust on residential and commercial properties. The purpose of these loans is to purchase real estate or refinance an existing real estate loan, as compared with real estate secured commercial loans, which have a commercial purpose unrelated to the purchase or refinance of the real estate taken as collateral. The Banks' real estate loans bear interest at rates ranging from 4.75% to 10.25% and have maturities of thirty years or less.

The Banks originate and service residential mortgage loans. Most of the residential mortgage loans originated by the Banks are sold to institutional investors according to their guidelines. Servicing of these loans is not retained by the Banks, however they do receive a loan fee. Prior to 1995, The Vintage Bank sold the major portion of its residential real estate loans to the Federal Home Loan Mortgage Corporation, commonly referred to as Freddie Mac, with servicing retained by The Vintage Bank. No loans were sold to Freddie Mac in 2001, 2000 or 1999. As of December 31, 2001, the Banks' residential mortgage loan portfolio was $14,155,118 of which $4,449,824 constitutes loans sold to Freddie Mac and serviced by The Vintage Bank. As of December 31, 2000 the residential mortgage loan portfolio was $16,974,361 of which $5,730,193 constituted loans sold to Freddie Mac and serviced by The Vintage Bank. As of December 31, 1999, the residential mortgage loan portfolio was $17,825,710 of which $6,747,863 constituted loans sold to Freddie Mac and serviced by The Vintage Bank.

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

The Directors' Loan Committee of each Bank must approve all new loans and loan renewals in excess of specified amounts. For The Vintage Bank this includes any loan in excess of $800,000 if secured by a residential first deed of trust or $900,000 if secured by a commercial first deed of trust, $700,000 if secured by a second deed of trust, $400,000 if unsecured or secured by equipment, receivables,  inventory,  or other  personal  property.  For  Solano  Bank  this includes any loan in excess of $375,000 if secured by a residential first deed of trust or $300,000 if secured by a commercial first deed of trust, $300,000 if secured by a second deed of trust, $225,000 if unsecured or secured by equipment, receivables, inventory, or other personal property. Further, the Directors' Loan Committee must approve any loan not substantially conforming to written loan policy. Loans to directors and executive officers of the Banks or their affiliates must be approved in all instances by a majority of the Board of Directors. In accordance with law, directors and officers are not permitted to participate in the discussion of or to vote on loans made to them or their related interests. In addition, loans to directors and officers must be made on substantially the same terms, including interest rates and collateral requirements, as those prevailing for comparable transactions with other nonaffiliated persons at the time each loan was made, subject to the limitations and other provisions in California and Federal law. These loans also must not involve more than the normal risk of collectibility or present other unfavorable features.

Consolidated Deposits

Napa County and "south-central" Solano County currently constitutes the Company's primary service areas and most of the Banks' deposits are attracted from these areas. No material portion of the Banks' deposits have been obtained from a single person or a few persons, the loss of any one or more of which would have a material adverse effect on the business of the Banks. Total deposits as of December 31, 2001 were $292,441,196. Total deposits as of December 31, 2000 were $216,637,862. The Banks offer courier service in both Napa County and Solano County.

Business Hours

In order to attract loan and deposit business, both The Vintage Bank and Solano Bank maintain lobby hours at their Main Offices between 9:00 a.m. and 5:00 p.m. Monday through Thursday, between 9:00 a.m. and 6:00 p.m. on Friday, and between 9:00 a.m. and 1:00 p.m. on Saturday. Drive-up hours are between 8:00 a.m. and 6:00 p.m. Monday through Friday, and between 9:00 a.m. and 1:00 p.m. on Saturday at The Vintage Bank's Main Office. All branch offices are open between 9:00 a.m. and 5:00 p.m. Monday through Thursday, between 9:00 a.m. and 6:00 p.m. on Friday. All branch offices, with the exception of St. Helena and Fairfield are open between 9:00 a.m. and 1:00 p.m. on Saturday.

Employees

At December 31, 2001, the Company employed one hundred fifty-two (152) persons, twenty-six (26) of whom are part-time employees, including seven (7) executive officers and thirty (30) other officers. At December 31, 2000 the Company employed one hundred twenty-six (126) persons, forty-six (46) of whom were part-time employees, including five (5) executive officers and twenty-seven (27) other officers. At December 31, 1999, the Company employed eighty five (85) persons, twenty-four (24) of whom were part-time employees, including five (5) executive officers and twenty (20) other officers. None of the Company's employees are presently represented by a union or covered under a collective bargaining agreement. Management of the Company believes its employee relations are excellent.

STATISTICAL DATA

The following statistical data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the financial statements and notes thereto included in 2001 audited financial statements incorporated herein by reference.

Distribution of Average Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential

The following table sets forth average daily balances of assets, liabilities, and shareholders' equity during 2001, 2000 and 1999, along with total interest income earned and expense paid, and the average yields earned or rates paid thereon and the net interest margin for the years ended December 31, 2001, 2000 and 1999.

                         [PAGE INTENTIONALLY LEFT BLANK]

                                                          December 31, 2001                     December 31, 2000
                                                          -----------------                     -----------------

                                                 Average       Income/      Average      Average      Income/      Average
                                                 Balance       Expense     Yield/Rate    Balance      Expense     Yield/Rate
                                              ------------------------------------------------------------------------------
ASSETS
 Loans  (1)  (2)                              $174,049,609    $15,318,956     8.80%   $141,075,523  $12,927,364      9.16%
 Investment securities:
   Taxable                                      57,500,910     3,394,718      5.90%     39,258,078    2,572,133      6.55%
   Non-taxable (3)                              13,797,310       739,073      5.36%     13,993,026      856,056      6.12%
                                              ------------    ----------              ------------   ----------
TOTAL LOANS AND INVESTMENT SECURITIES          245,347,829    19,452,747      7.93%    194,326,627   16,355,553      8.42%

 Due from banks, time                              100,000         6,862      6.86%        100,000        5,558      5.56%
 Federal funds sold                             26,576,528     1,012,299      3.81%      8,609,157      520,563      6.05%
                                              ------------    ----------              ------------   ----------

TOTAL EARNING ASSETS                           272,024,357    20,471,908      7.53%   $203,035,784  $16,881,674      8.31%
 Cash and due from banks                        17,123,768                              12,060,166
 Allowance for loan losses
                                               (2,507,902)                             (2,084,692)
 Premises and equipment, net                     8,005,281                               4,497,805
 Accrued interest receivable
   and other assets                              6,927,403                               6,721,787
                                              ------------                            ------------
TOTAL ASSETS                                  $301,575,907                            $224,230,850
                                              ============                            ============

LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits:
   Interest bearing demand                    $105,485,349    $2,164,149      2.05%     $66,741,386  $1,655,546      2.48%
   Savings                                      19,381,135       234,233      1.21%     16,037,493      299,751      1.87%
   Time                                         72,291,011     3,318,013      4.59%     64,075,610    3,420,704      5.34%
                                              ------------    ----------              ------------   ----------

 TOTAL DEPOSITS                                197,157,495     5,716,395      2.90%     146,854,489   5,376,001      3.66%

Borrowings                                       2,211,539       170,759      7.72%      3,542,308      236,332      6.67%

TOTAL INTEREST BEARING
 LIABILITIES                                  $199,369,034    $5,887,154      2.95%   $150,396,797   $5,612,333      3.73%
                                              ------------    ----------              ------------   ----------

 Noninterest bearing DDA                        71,798,279                              49,879,300
 Accrued interest payable
   and other liabilities                         1,919,008                               1,633,449
 Shareholders' equity                           28,489,586                              22,321,304
                                              ------------                            ------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                         $301,575,907                            $224,230,850
                                              ============                            ============
NET INTEREST INCOME                                          $14,584,754                            $11,269,341
                                                             ===========                           ============
NET INTEREST INCOME TO
AVERAGE EARNING ASSETS
(Net Interest Margin (4))                                          5.36%                                  5.55%

                                                       December 31, 1999
                                                       -----------------

                                                 Average      Income/       Average
                                                 Balance      Expense      Yield/Rate
                                              ---------------------------------------
ASSETS
 Loans  (1)  (2)                              $110,609,432   $9,818,961       8.88%
 Investment securities:
   Taxable                                      46,262,004    2,980,760       6.44%
   Non-taxable (3)                              14,146,831      903,398       6.39%
                                              ------------   ----------
TOTAL LOANS AND INVESTMENT SECURITIES          171,018,267   13,703,119       8.01%

 Due from banks, time                              125,000        6,947       5.56%
 Federal funds sold                              3,089,490      192,223       6.22%
                                              ------------   ----------

TOTAL EARNING ASSETS                          $174,232,757  $13,902,289       7.98%
 Cash and due from banks                         9,790,202
 Allowance for loan losses
                                               (1,882,877)
 Premises and equipment, net                     2,802,875
 Accrued interest receivable
   and other assets                              5,901,102
                                              ------------
TOTAL ASSETS                                  $190,844,059
                                              ============

LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits:
   Interest bearing demand                     $58,440,048   $1,338,642       2.29%
   Savings                                      15,931,371      298,280       1.87%
   Time                                         54,217,935    2,530,100       4.67%
                                              ------------   ----------

 TOTAL DEPOSITS                                128,589,354    4,167,022       3.24%

Borrowings                                       3,783,333      197,069       5.21%

TOTAL INTEREST BEARING
 LIABILITIES                                  $132,372,687   $4,364,091       3.30%
                                              ------------   ----------

 Noninterest bearing DDA                        39,988,858
 Accrued interest payable
   and other liabilities                         1,214,180
 Shareholders' equity                           17,268,334
                                              ------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                         $190,844,059
                                              ============
NET INTEREST INCOME                                          $9,538,198
                                                            ===========
NET INTEREST INCOME TO
AVERAGE EARNING ASSETS
(Net Interest Margin (4))                                         5.47%

(1) Average loans include nonaccrual loans.

(2) Loan interest income includes loan fee income of $1,052,766 in 2001, $646,359 in 2000 and $671,247 in 1999.

(3) Average yields shown are taxable-equivalent. On a non- taxable basis, 2001 income was $574,556 with an average yield of 4.14%, 2000 interest income was $674,823 with an average yield of 4.82%; and in 1999 non-taxable income was $689,683 and the average yield was 4.88%.

(4) Net interest margin is calculated by dividing net interest income by the average balance of total earning assets for the applicable year.

The following table sets forth a summary of the changes in interest earned and interest paid in December 31, 2001 over 2000; December 31, 2000 over 1999; and December 31, 1999 over 1998 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

                                                    2001 Over 2000                         2000 over 1999
                                                    --------------                         --------------
                                         Volume          Rate         Total       Volume         Rate        Total
                                     ------------------------------------------------------------------------------
Increase (Decrease) In
 Interest and Fee Income

   Time Deposits With Other
    Financial Institutions                   $0        $1,304        $1,304     ($1,384)         ($5)     ($1,389)

   Investment Securities:
     Taxable                          1,194,177     (371,592)       822,585    (452,540)       43,913    (408,627)
     Non-Taxable (1)                   (11,661)     (105,322)     (116,983)      (9,244)     (38,098)     (47,342)
   Federal Funds Sold                 1,087,317     (595,581)       491,736      343,267     (14,927)      328,340
   Loans                              3,015,580     (623,988)     2,391,592    2,708,545      399,858    3,108,403
                                     ----------   ----------     ----------   ----------   ---------    ----------
   Total Interest and Fee Income      5,285,413   (1,695,179)     3,590,234    2,588,644      390,741    2,979,385
                                     ----------   ----------     ----------   ----------   ---------    ----------

Increase (Decrease) In
 Interest Expense

   Deposits:
     Interest Bearing
     Transaction Accounts               960,491     (451,888)       508,603      189,736      127,168      316,904
     Savings                             62,676     (128,194)      (65,518)        1,621        (150)        1,471
     Time Deposits                      439,636     (542,327)     (102,691)      462,231      428,373      890,604
                                     ----------   ----------     ----------   ----------   ---------    ----------
   Total Deposits                     1,462,803   (1,122,409)       340,394      653,588      555,391    1,208,979

   Borrowings                          (88,822)        23,249      (65,573)     (12,515)       51,778       39,263
                                     ----------   ----------     ----------   ----------   ---------    ----------
   Total Interest Expense             1,373,981   (1,099,160)       274,821      641,073      607,169    1,248,242
                                     ----------   ----------     ----------   ----------   ---------    ----------
   Net Interest Income               $3,911,432    ($596,019)    $3,315,413   $1,947,571   ($216,428)   $1,731,143
                                     ==========   ==========     ==========   ==========   =========    ==========

                                                  1999 Over 1998
                                                  --------------
                                         Volume          Rate          Total
                                     ---------------------------------------
Increase (Decrease) In
 Interest and Fee Income

   Time Deposits With Other
    Financial Institutions             ($4,128)           $57       ($4,071)

   Investment Securities:
     Taxable                            464,933        43,123        508,056
     Non-Taxable (1)                    265,794      (17,561)        248,233
   Federal Funds Sold                 (345,801)        76,985      (268,816)
   Loans                              2,053,954     (699,996)      1,353,958
                                     ----------    ---------      ----------
   Total Interest and Fee Income      2,434,752     (597,392)      1,837,360
                                     ----------    ---------      ----------

Increase (Decrease) In
 Interest Expense

   Deposits:
     Interest Bearing
     Transaction Accounts               222,019        12,053        234,072
     Savings                             43,361         8,329         51,690
     Time Deposits                      200,354     (310,920)      (110,566)
                                     ----------    ---------      ----------
   Total Deposits                       465,734     (290,538)        175,196

   Borrowings                           105,555        91,514        197,069
                                     ----------    ---------      ----------
   Total Interest Expense               571,289     (199,024)        372,265
                                     ----------    ---------      ----------
   Net Interest Income               $1,863,463    ($398,368)     $1,465,095
                                     ==========    =========      ==========

(1) The interest earned is taxable-equivalent. On a non-taxable basis 2001 interest was $110,267 less than 2000; 2000 interest income was $14,860 less than in 1999; and 1999 interest income was $193,017 more than in 1998.

Investment Securities

The following tables show the book value of investment securities as of December 31, 2001, 2000 and 1999.

                       Book Value as of December 31, 2001

                                              Held to Maturity  Available-for-Sale       Equities
                                              ----------------  ------------------       --------
Securities of the U. S. Treasury and
   Government Agencies                                    $0        $24,566,295                 $0
Mortgage Backed Securities                         1,313,871         28,212,813                  0
Equity Securities                                          0                  0          1,241,250
Municipal Securities                                       0         13,139,762                  0
Corporate Debt Securities                                  0         17,645,725                  0
                                                  ----------        -----------         ----------
                                                  $1,313,871        $83,564,595         $1,241,250
                                                  ==========        ===========         ==========

                       Book Value as of December 31, 2000

                                              Held to Maturity  Available-for-Sale       Equities
                                              ----------------  ------------------       --------
Securities of the U. S. Treasury and
   Government Agencies                                    $0         $5,538,580                  $0
Mortgage Backed Securities                         1,353,119         23,910,854                   0
Equity Securities                                          0                  0           1,231,800
Municipal Securities                                       0         12,627,246                   0
Corporate Debt Securities                                  0         14,942,858                   0
                                                  ----------        -----------          ----------
                                                  $1,353,119        $57,019,538          $1,231,800
                                                  ==========        ===========          ==========

                       Book Value as of December 31, 1999

                                              Held to Maturity  Available-for-Sale       Equities
                                              ----------------  ------------------       --------
Securities of the U. S. Treasury and
   Government Agencies                                    $0        $10,383,943               $0
Mortgage Backed Securities                                 0         19,977,328                0
Equity Securities                                          0                  0          924,750
Municipal Securities                               1,389,964         12,364,934                0
Corporate Debt Securities                                  0         11,613,488                0
                                                  ----------        -----------         --------
                                                  $1,389,964        $54,339,693         $924,750
                                                  ==========        ===========         ========

The following table provides a summary of the maturities and weighted average yields of investment securities as of December 31, 2001.

                       MATURITY AND WEIGHTED AVERAGE YIELD
                         OF INVESTMENT SECURITIES AS OF
                                DECEMBER 31, 2001

                                                                      AFTER ONE           AFTER FIVE
                                                IN ONE YEAR            THROUGH              THROUGH                AFTER
                                                  OR LESS             FIVE YEARS           TEN YEARS              TEN YEARS
                                              AMOUNT    YIELD     AMOUNT     YIELD     AMOUNT      YIELD     AMOUNT       YIELD
                                              ------    -----     ------     -----     ------      -----     ------       -----
AVAILABLE FOR SALE SECURITIES:

Securities of the US Treasury and other
   US Government Agencies                  $11,194,380  1.94%  $13,371,915   4.67%           $0    0.00%           $0     0.00%
Mortgage-Backed Securities (1)               1,553,445  4.83%    1,323,696   5.34%    8,292,626    5.97%   17,043,046     6.23%
Municipal Securities (2)                       570,179  7.83%    2,233,235   5.97%    6,898,715    6.26%    3,437,633     7.05%
Corporate Debt Securities                    2,572,950  6.48%    8,905,865   5.67%    1,041,710    5.83%    5,125,200     6.24%
                                           -----------  ----   -----------   ----   -----------    ----   -----------     ----
TOTAL                                      $15,890,954  3.17%  $25,834,711   5.16%  $16,233,051    6.08%  $25,605,879     6.34%

HELD TO MATURITY SECURITIES:

Municipal Securities (2)                            $0  0.00%           $0   0.00%           $0    0.00%   $1,313,871     8.78%
                                                    --  ----            --   ----            --    ----    ----------     ----
TOTAL                                               $0  0.00%           $0   0.00%           $0    0.00%   $1,313,871     8.78%

EQUITY SECURITIES:
Equity Stocks (3)                                   $0  0.00%           $0   0.00%           $0    0.00%   $1,241,250     5.91%
                                                    --  ----            --   ----            --    ----    ----------     ----
                                                    $0  0.00%           $0   0.00%           $0    0.00%   $1,241,250     5.91%



                                                    TOTAL
                                             AMOUNT       YIELD
                                             ------       -----
AVAILABLE FOR SALE SECURITIES:

Securities of the US Treasury and other
   US Government Agencies                  $24,566,295     3.43%
Mortgage-Backed Securities (1)              28,212,813     6.03%
Municipal Securities (2)                    13,139,762     6.49%
Corporate Debt Securities                   17,645,725     5.96%
                                           -----------     ----
TOTAL                                      $83,564,595     5.32%

HELD TO MATURITY SECURITIES:

Municipal Securities (2)                    $1,313,871     8.78%
                                            ----------     ----
TOTAL                                       $1,313,871     8.78%

EQUITY SECURITIES:
Equity Stocks (3)                           $1,241,250     5.91%
                                            ----------     ----
                                            $1,241,250     5.91%

(1) The maturity of mortgage-backed securities is based on contractual maturity. The average expected life is approximately two and one half years.
(2)      Yields shown are taxable-equivalent.
(3)      Consists of Federal Reserve Bank and Federal Home Loan Bank Stock

                                 LOAN PORTFOLIO

Composition of Loans

The following table shows the composition of loans as of December 31, 2001, 2000, 1999, 1998 and 1997.

                                     2001            2000              1999             1998            1997
                                     ----            ----              ----             ----            ----
Commercial Loans                 $29,730,027      $28,599,857      $21,463,022      $14,410,117      $16,458,361
Commercial Loans Secured by
    Real Estate                    7,930,041        5,114,931       13,010,890        6,062,585        9,610,793
Installment Loans                 20,301,134       23,431,838       20,868,859       18,460,555       15,918,156
Real Estate Loans                106,850,930       86,886,297       58,368,548       51,643,406       34,089,199
Construction Loans                21,453,418        8,242,918        8,441,142        5,950,207        6,446,381
                                ------------     ------------     ------------      -----------      -----------
                                 186,265,550      152,275,841      122,152,461       96,526,870       82,522,890
Less - Allowance  for
 Loan Losses                       2,717,249        2,268,048        1,986,931        1,751,693        1,532,128
                                ------------     ------------     ------------      -----------      -----------
                                $183,548,301     $150,007,793     $120,165,530      $94,775,177      $80,990,762
                                ============     ============     ============      ===========      ===========

The following table shows maturity distribution of loans and sensitivity in interest rates as of December 31, 2001

                                                     AFTER ONE
                                    IN ONE YEAR       THROUGH           AFTER
                                      OR LESS        FIVE YEARS       FIVE YEARS          TOTAL
                                    --------------------------------------------------------------
Commercial (Including
 Real Estate Secured)               $10,064,427      $14,348,936      $13,246,705      $37,660,068
Installment                             651,574        6,093,084       13,556,476       20,301,134
Real Estate                           6,880,341       22,703,772       77,266,817      106,850,930
Construction                         11,793,248        5,157,616        4,502,554       21,453,418
                                    -----------      -----------     ------------     ------------
                                    $29,389,590      $48,303,408     $108,572,552     $186,265,550
                                    ===========      ===========     ============     ============

The following table shows maturity sensitivity to changes in interest rates as of December 31, 2001.

Loans With Fixed Interest Rates      $8,640,097      $27,500,605      $40,477,566      $76,618,268
Loans With Floating Interest Rates   20,749,493       20,802,803       68,094,986      109,647,282
                                    -----------      -----------     ------------     ------------
                                    $29,389,590      $48,303,408     $108,572,552     $186,265,550
                                    ===========      ===========     ============     ============

Nonaccrual Past Due and Restructured Loans

There were no nonaccrual loans as of December 31, 2001, 2000 or 1999. Nonaccrual loans were $88,694, and $466,051 as of December 31, 1998, and 1997,
respectively. The Company held no OREO as December 31, 2001, 2000, 1999, 1998 or 1997. There were no loans accruing interest 90 days past due as of December 31, 2001, 2000, 1999, 1998, or 1997. There are no loans upon which principal and interest payments were 90 days past due at December 31, 2001 and with respect to which serious doubt existed as to the ability of the borrower to comply with the present loan payment terms.

The following table sets forth the amount of the Banks' non-performing assets as of the dates indicated:

                                                                          December 31,
                                                          2001      2000       1999       1998        1997
Nonaccrual loans                                             0         0          0     88,694     466,051
Accruing loans past due 90 days or more                      0         0          0          0           0
      Total nonperforming loans                              0         0          0     88,694     466,051
Other real estate owned                                      0         0          0          0           0
      Total nonperforming assets                             0         0          0     88,694     466,051
Nonperforming loans to total loans                          NA        NA         NA      0.09%       0.56%
Allowance for loan losses to nonperforming loans            NA        NA         NA      1975%        329%
Nonperforming assets to total assets                        NA        NA         NA      0.05%       0.35%
Allowance for loan losses to nonperforming assets           NA        NA         NA      1975%        329%

The following tables summarize the allocation of the allowance for loan losses between loan types at December 31, 2001, 2000, 1999, 1998, and 1997.

                                                                 December 31, 2001

                                        Composition of Loans    Amount Allocated for   Percentage of Loans
                                                                         Loan Losses   in Each Category to
                                                                                               Total Loans
Commercial Loans                                 $29,730,027                $632,377                 16.0%
Commercial Loans Secured by
    Real Estate                                    7,930,041                  70,592                  4.0%
Installment Loans                                 20,301,134                 258,612                 11.0%
Real Estate Loans                                106,850,930               1,588,391                 58.0%
Construction Loans                                21,453,418                 167,277                 11.0%
                                                ------------               ---------
Total Loans Outstanding                          186,265,550
Less Allowance for Loan Losses                     2,717,249               2,717,249                100.0%
                                                ------------
Total Loans, net                                $183,548,301
                                                ============

                                                                 December 31, 2000

                                        Composition of Loans    Amount Allocated for   Percentage of Loans
                                                                         Loan Losses   in Each Category to
                                                                                               Total Loans
Commercial Loans                                 $28,599,857                $703,095                 31.0%
Commercial Loans Secured by
    Real Estate                                    5,114,931                  61,237                  2.7%
Installment Loans                                 23,431,838                 192,784                  8.5%
Real Estate Loans                                 86,886,297               1,195,261                 52.7%
Construction Loans                                 8,242,918                 115,671                  5.1%
                                                ------------               ---------
Total Loans Outstanding                          152,275,841
Less Allowance for Loan Losses                     2,268,048               2,268,048                100.0%
                                                ------------
Total Loans, net                                $150,007,793
                                                ============

                                                                 December 31, 1999

                                        Composition of Loans    Amount Allocated for   Percentage of Loans
                                                                         Loan Losses   in Each Category to
                                                                                               Total Loans
Commercial Loans                                 $21,463,022                $349,700                 17.6%
Commercial Loans Secured by
    Real Estate                                   13,010,890                 212,602                 10.7%
Installment Loans                                 20,868,859                 337,778                 17.0%
Real Estate Loans                                 58,368,548                 949,753                 47.8%
Construction Loans                                 8,441,142                 137,098                  6.9%
                                                ------------               ---------
Total Loans Outstanding                          122,152,461
Less Allowance for Loan Losses                     1,986,931               1,986,931                100.0%
                                                ------------
Total Loans, net                                $120,165,530
                                                ============

                                                                 December 31, 1998

                                        Composition of Loans    Amount Allocated for   Percentage of Loans
                                                                         Loan Losses   in Each Category to
                                                                                               Total Loans
Commercial Loans                                 $14,410,117                $261,002                 14.9%
Commercial Loans Secured by
    Real Estate                                    6,062,585                 110,357                  6.3%
Installment Loans                                 18,460,555                 334,573                 19.1%
Real Estate Loans                                 51,643,406                 937,156                 53.5%
Construction Loans                                 5,950,207                 108,605                  6.2%
                                                ------------               ---------
Total Loans Outstanding                           96,526,870
Less Allowance for Loan Losses                     1,751,693               1,751,693                100.0%
                                                ------------
Total Loans, net                                 $94,775,177
                                                ============

                                                                 December 31, 1997

                                        Composition of Loans    Amount Allocated for   Percentage of Loans
                                                                         Loan Losses   in Each Category to
                                                                                               Total Loans
Commercial Loans                                 $16,458,361                $304,893                 19.9%
Commercial Loans Secured by
    Real Estate                                    9,610,793                 179,259                 11.7%
Installment Loans                                 15,918,156                 295,701                 19.3%
Real Estate Loans                                 34,089,199                 632,769                 41.3%
Construction Loans                                 6,446,381                 119,506                  7.8%
                                                ------------               ---------
Total Loans Outstanding                           82,522,890
Less Allowance for Loan Losses                     1,532,128               1,532,128                100.0%
                                                ------------
Total Loans, net                                 $80,990,762
                                                ============

                         Summary of Loan Loss Experience

The following table provides a summary of the Banks' loan loss experience as of December 31, 2001, 2000, 1999, 1998, and 1997.

                                                                                 December 31,
                                                                                 ------------
                                                   2001             2000             1999           1998              1997
                                                   ----             ----             ----           ----              ----
Average loans for the period                   $174,049,609     $141,075,523     $110,609,432    $89,057,414      $78,975,833
Loans outstanding at end
    of period                                   186,265,550      152,275,841      122,152,461     96,526,870       82,522,890

Allowance for Loan Losses

Balance, beginning of period                      2,268,048        1,986,931        1,751,693      1,532,128        1,474,437

Less loans charged off:
    Real Estate loans                                     0                0           12,776          7,300          155,079
    Commercial loans                                      0           99,216                0         38,030           35,806
    Installment loans                                 4,105            6,292           11,606         13,880            5,018
                                               ------------     ------------     ------------    -----------      -----------
Total loans charged off                               4,105          105,508           24,382         59,210          195,903

Recoveries:
    Real Estate loans                                     0                0                0            700              800
    Commercial loans                                      0            1,625            6,615         36,592           12,365
    Installment loans                                 6,306                0           13,005          1,483              429
Total recoveries                                      6,306            1,625           19,620         38,775           13,594

Net loans charged off (recovered)                   (2,201)          103,883            4,762         20,435          182,309

Provision for loan losses                           447,000          385,000          240,000        240,000          240,000
                                               ------------     ------------     ------------    -----------      -----------

Balance, end of period                           $2,717,249       $2,268,048       $1,986,931     $1,751,693       $1,532,128
                                               ============     ============     ============    ===========      ===========

Net loans charged off (recovered)
   to average loans by types:
       Real Estate loans                              0.00%            0.00%            .001%          .007%            .195%
       Commercial loans                               0.00%            .069%          (.006%)          .002%            .030%
       Installment loans                            (.001%)            .004%            .001%          .014%            .006%

Net losses (recoveries) to average loans
outstanding                                         (.001%)            .074%            .004%          .023%            .231%

TIME DEPOSITS

The following table sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2001, 2000 and 1999.

                                      2001                     2000                       1999
                                      ----                     ----                       ----
3 months or less           $19,259,986      50.4%     $12,443,557      51.8%      $11,927,749     54.4%

Over 3 months through
6 months                     8,242,739      21.6%       7,140,912      29.8%        7,126,652     32.5%

Over 6 months through
12 months                    6,301,867      16.5%       3,160,676      13.2%        2,001,570      9.1%

Over 12 months              4,419,280       11.5%       1,251,613       5.2%          865,947      4.0%
                           -----------      ----      -----------      ----       -----------     ----
                           $38,223,872       100%     $23,996,758       100%      $21,921,918      100%
                           ===========      ====      ===========      ====       ===========     ====

BORROWINGS

There were no short-term borrowings at December 31, 2001 or December 31, 2000. Short-term borrowings consist primarily of federal funds purchased and borrowings from the Federal Home Loan Bank of San Francisco (FHLB). The Vintage Bank maintains a collateralized line of credit with the FHLB. Based on the FHLB stock requirements at December 31, 2001, this line provided for maximum borrowings of approximately $83 million; the Company also has available unused lines of credit totaling $11 million for Federal funds transactions at December 31, 2001. The Company did not borrow at FHLB during 2001.

The Company has an unsecured loan with Union Bank of California, which had an original principal balance of $3,000,000. The balance at December 31, 2001 was $1,846,154. The loan, which matures October 3, 2003, is a variable rate loan tied to a reference rate consistent with the prime rate with principal and interest payments due quarterly.

RETURN ON EQUITY AND ASSETS

The following sets forth key ratios for the periods ending December 31, 2001, 2000 and 1999.

                                               2001          2000          1999
                                               ----          ----          ----
Net Income as a Percentage of
    Average Assets                             1.00%         1.17%         1.44%
Net Income as a Percentage of
    Average Equity                            10.61%        11.70%        15.52%
Average Equity as a Percentage
    of Average Assets                          9.45%         9.95%         9.25%
Dividends Declared Per Share
    as a Percentage of Net
    Income Per share                          13.70%        15.04%        13.33%

COMPETITION

The banking business in California, generally and in the service areas served by the Banks specifically, is highly competitive with respect to both loans and deposits and is dominated by few major banks which have many offices operating over wide geographic areas. The Banks compete for deposits and loans principally with these major banks, savings and loan associations, finance companies, credit unions and other financial institutions located in the Banks' market areas. Among the advantages which the major banks have over the Banks are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in the Banks' service areas offer certain services (such as trust and international banking services) which are not offered directly by the Banks and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Banks.

Moreover, banks generally, and the Banks in particular, face increasing competition for loans and deposits from non-bank financial intermediaries such as savings and loan associations, thrift and loan associations, credit unions, mortgage companies insurance companies and other lending institutions. Further, the recent trend has been for other institutions, such as brokerage firms, credit card companies, and even retail establishments, to offer alternative investment vehicles, such as money market funds, as well as offering traditional banking services such as check access to money market funds and cash advances on credit card accounts. In addition, the other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities also compete with the Banks in the acquisition of deposits.

In order to compete with the other financial institutions in their market areas, the Banks rely principally upon local promotional activity, personal contacts by their officers, directors, employees and the Company's shareholders, and specialized services. In conjunction with the Banks' business plans to serve the financial needs of local residents and small-to medium-sized businesses, they also rely on officer calling programs to existing and prospective customers, focusing their overall marketing efforts towards their local communities. The Banks' promotional activities emphasize the advantages of dealing with a locally owned and headquartered institution sensitive to the particular needs of their local communities. For customers whose loan demands exceed a Bank's lending limit, the Banks attempt to arrange for such loans on a participation basis with other financial institutions.

The Banks' strategy for meeting competition has been to maintain a sound capital base and liquidity position, employ experienced management, and concentrate on particular segments of the market and by offering customers a degree of personal attention that, in the opinion of management, is not generally available through the Banks' larger competitors.

SUPERVISION AND REGULATION

North Bay Bancorp

North Bay Bancorp, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended, and is registered with and subject to the supervision of the Board of Governors of the Federal Reserve System. It is the policy of the Federal Reserve that each bank holding company serves as a source of financial and managerial strength to its subsidiary banks. The Federal Reserve has the authority to examine North Bay Bancorp.

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

North Bay Bancorp may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries, with the exception of certain activities which, in the opinion of the Federal Reserve, are so closely related to banking or to managing or controlling banks as to be incidental to banking. The Gramm-Leach-Bliley Act, federal legislation enacted in 2000, offers bank holding companies an opportunity to broaden the scope of activities engaged in by electing to be treated as a financial holding company. A financial holding company enjoys broader powers than a bank holding company, specifically including the ability to own securities and insurance companies in addition to financial institutions. North Bay Bancorp became a financial Holding Company on

August 23, 2000. North Bay Bancorp is generally prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless that company is engaged in such authorized activities and the Federal Reserve approves the acquisition.

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

The Banks

As California state-chartered banks, The Vintage Bank and Solano Bank are subject to regulation, supervision and periodic examination by the California Department of Financial Institutions. As members of the Federal Reserve System, The Vintage Bank and Solano Bank are also subject to regulation, supervision and periodic examination by the Federal Reserve Bank of San Francisco. The Banks' deposits are insured by the Federal Deposit Insurance Corporation to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases. Insured banks are subject to FDIC regulations applicable to all insured institutions.

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

Payment of Dividends

The Company paid cash dividends of $0.20 per share in each of the years 2001 and 2000. The holders of common stock of the Company are entitled to receive cash dividends when and as declared by the Board of Directors out of funds legally available. Federal Reserve Board regulations prohibit cash dividends, except under limited circumstances, if the distribution would result in a withdrawal of capital or exceed the Company's net profits then on hand after deducting its losses and bad debts. Furthermore, cash dividends cannot be paid without the prior written approval of the Federal Reserve Board if the total of all dividends declared in one year exceeds the total of net profits for that year plus the preceding two calendar years, less any required transfers to surplus under state or federal law. The shareholders right to receive dividends is also subject to the restrictions set forth in the California General Corporation Law. The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows:
(1) The corporation's assets equal at least 1.25 times its liabilities; and (2) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, then the corporation's current assets must equal at least 1.25 times its current liabilities. As of December 31, 2001, the Company had retained earnings of $7,453,716 eligible for dividends.

North Bay Bancorp

The shareholders of North Bay Bancorp are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California Corporations Code. At December 31, 2001, North Bay Bancorp had no outstanding shares of preferred stock.

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

Capital Standards

The Board of Governors, the FDIC and other federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance-sheet items. The regulators measure risk-adjusted assets and off-balance-sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to average total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, the Company and the Banks are required to maintain certain levels of capital. The regulatory capital guidelines as well as the actual capitalization for the Banks and the Company on a consolidated basis as of December 31, 2001 follow:

                                          REQUIREMENT
                                   ----------------------------
                                                                         The
                                    ADEQUATELY          WELL           Vintage       Solano
                                   CAPITALIZED      CAPITALIZED          Bank         Bank         COMPANY
                                   ----------------------------        -----------------------------------
Total risk-based capital                  8.0%            10.0%          11.54%       22.36%        13.24%
ratio
Tier 1 risk-based                         4.0%             6.0%          10.29%       22.04%        12.13%
capital ratio
Tier 1 leverage capital                   4.0%             5.0%           7.75%       16.09%         9.15%
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

Consumer Protection Laws and Regulations

The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. The Bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

The Community Reinvestment Act ("CRA") is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank's record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance." The Vintage Bank has not been examined for CRA compliance by its primary regulator in the last 12 months. Solano Bank was examined June 11, 2001 and was rated satisfactory.

The Equal Credit Opportunity Act ("ECOA") generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act ("TILA") is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act ("FH Act") regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Home Mortgage Disclosure Act ("HMDA") grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

Finally, the Real Estate Settlement Procedures Act ("RESPA") requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with the CRA, TILA, FH Act, ECOA, HMDA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

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

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. President Clinton signed the Gramm-Leach-Bliley Act into law in 2000. This legislation eliminated many of the barriers that have separated the insurance, securities and banking industries since the Great Depression. The federal banking agencies (the Federal Reserve, FDIC, Office of the Comptroller of the Currency) among others, continue to draft regulations to implement the Gramm-Leach-Bliley Act. The likelihood of any major change from these regulations, and the impact such change may have on North Bay Bancorp and the Banks is impossible to predict.

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

Privacy. Under Title V of the Gramm-Leach-Bliley Act, federal banking regulators are required to adopt rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000 to implement the privacy provisions of Title V. Pursuant to the rules, financial institutions must provide (i) initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates; (ii) annual notices of their privacy policies to current customers; and (iii) a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

Compliance with the rules is mandatory after July 1, 2001. The Banks prepared and delivered the required initial privacy policy notices to customers, and have adopted policies and procedures designed to substantially comply with the provisions of the regulations implementing the privacy provisions of Title V of the Gramm-Leach-Bliley Act.

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

Each of the Banks implemented a security program appropriate to its size and complexity and the nature and scope of its operations well in advance of the July 1, 2001 effective date for the guidelines.

Community Reinvestment Act Sunshine Requirements. In February 2001, the federal banking agencies adopted final regulations implementing Section 711 of Title 7, the CRA Sunshine Requirements. The regulations require nongovernmental entities or persons and insured depository institutions and affiliates that are parties to written agreements made in connection with the fulfillment of the institution's CRA obligations to make available to the public and the federal banking agencies a copy of each such agreement. The regulations impose annual reporting requirements concerning the disbursement, receipt and use of funds or other resources under each such agreement. The effective date of the regulations was April 1, 2001.

Neither the Company nor the Banks are a party to any agreement that would be subject of reporting pursuant to the CRA Sunshine Requirements.

The  Banks  and  the  Company  intend  to  comply  with  all  provisions  of the
Gramm-Leach-Bliley Act and all implementing regulations as they become effective. The Company and the Banks were in full compliance with the applicable regulations implementing provisions of the Gramm-Leach-Bliley Act as of or prior to their respective effective dates.

USA Patriot Act

As part of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA Patriot Act"), signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLAFATA"). IMLAFATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions. Covered financial institutions also are barred from dealing with foreign "shell" banks. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

Treasury regulations implementing the due diligence requirements must be issued no later than April 24, 2002. Whether or not regulations are adopted, the law becomes effective July 23, 2002. Additional regulations are to be adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of "concentration accounts," and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program. IMLAFATA also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

Both of the Banks have Bank Secrecy Act compliance programs in place, and engage in very few transactions of any kind with foreign financial institutions or foreign persons.

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

North Bay Bancorp leases a building located at 1100 Texas Street, Fairfield, California, containing approximately 5,700 square feet. The lease term commenced on August 15, 2000, for an initial term of five years and one-half month, with one option to renew for five years provided notice is given not less than ninety days but not more than one hundred eighty days prior to expiration of the initial term. Rent is subject to adjustment on September 1, 2001, and annually thereafter in accordance with increases in the Consumer Price Index. Effective January 1, 2002, the monthly rental was $4,525 per month. By the terms of the lease North Bay Bancorp is required to (i) keep the premises in good order, condition and repair, (ii) maintain comprehensive general liability insurance,
(iii) pay all real property taxes assessed against the premises and (iv) pay for all utilities used. By the terms of a Sublease Agreement entered into with Solano Bank as of October 1, 2000, North Bay Bancorp leased approximately 2,254 square feet of the building to Solano Bank for use as a branch location and granted Solano Bank the right to jointly use approximately 740 square feet of common area. The remainder of the building is used by North Bay Bancorp as a data center.

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

The Vintage Bank leases the premises for its Browns Valley Office, consisting of approximately 2,000 square feet, located at 3271 Browns Valley Road, Napa, California. The lease commenced on October 22, 1990 for a term of five years, with three successive options to renew for five years each. To exercise an option, the lease requires three months prior notice of the bank's intent to renew. The lease was renewed for an additional five years in October 2000. Rent is subject to annual adjustment in accordance with increases in the Consumer Price Index. Effective January 1, 2002, monthly rental was $3,207 per month. By the terms of the lease The Vintage Bank is required to (i) maintain and repair the leased premises, (ii) maintain combined single limit, bodily injury and property damage insurance, and (iii) pay its pro rata share of real property taxes and common area maintenance expenses.

The Vintage Bank leases the premises for its Bel Aire Shopping Center Office, consisting of approximately 5,850 square feet, located at 3626 Bel Aire Plaza, Napa, California. The lease term commenced on January 1, 1997, for a term of ten years, with two successive options to renew for five years each upon at least 180 days' notice. Effective January 1, 2002, monthly rental was $6,318 per month. Rent is subject to annual adjustment in accordance with a schedule set forth in the lease and thereafter in accordance with increases in the Consumer Price Index. By the terms of the lease The Vintage Bank is required to (i) maintain and repair the leased premises, (ii) pay for all utilities used, (iii) maintain public liability insurance, (iv) pay its pro rata share of common area maintenance, and (v) pay its pro rata share of all real property taxes assessed against the shopping center.

In January 2001 The Vintage Bank entered into an agreement for the purchase of a building and real property located at 1065 Main Street, St. Helena, California, for the sum of $1,500,000. The purchase of the Main Street property was consummated on February 2, 2001. The purchase of the property was not financed. The Vintage Bank completed an extensive remodel of the building in January, 2002 at a cost of approximately $965,000.

In December 2001 The Vintage Bank entered into a lease for its planned Napa Valley Gateway Business Park branch in the southern part of Napa County. The premises will be located in a multi-tenant professional office building to be constructed at the southeast corner of Devlin Road and Gateway Road East. It is anticipated that the building and leasehold improvements will be completed in the third quarter with occupancy by The Vintage Bank in the fourth quarter. The Vintage Bank is required to pay for the leasehold improvements to the premises at an estimated cost of $400,000. The lease term will commence upon substantial completion of the premises and issuance of a certificate of occupancy for the building and the premises, for a term of ten years, with two successive options to renew for five years each upon at least 120 days' notice. Rent does not commence until the term commences. Monthly rental for the initial year of the term of the lease will be $11,810 per month. Rent is subject to annual adjustment in accordance with increases in the Consumer Price Index with a minimum annual increase of 2.5% and a maximum annual increase of 5%. By the terms of the lease The Vintage Bank is required to (i) maintain and repair the leased premises, (ii) pay for all utilities used, (iii) maintain public liability insurance, and (iv) pay its pro rata share of common area operating expenses, including real property taxes.

In November 2001 The Vintage Bank entered into a Real Estate Purchase Agreement for the purchase of real property located adjacent to the bank's St. Helena branch for the sum of $175,000. By the terms of the Agreement the subject property will become part of the bank's St. Helena branch property upon consummation of the purchase. The purchase is subject to the approval of the City of St. Helena. The purchase of the property will not be financed. The property is currently improved with a parking lot which will be used to supplement existing branch parking. It is not anticipated that any additional improvements will be made to the property.

The Vintage Bank owns certain leasehold improvements and furniture, fixtures and equipment located at its offices, all of which are used in the banking business. In the opinion of management, the properties of The Vintage Bank are adequately covered by insurance.

Solano Bank

Solano Bank's Main Office is located in a multi-tenant building at 403 Davis Street, Vacaville, California. On July 23, 2001, Solano Bank consummated the purchase of the building for the sum $2,200,000. The purchase was not financed. The building contains a total of approximately 22,000 square feet of which Solano Bank occupies approximately 5,000 square feet, approximately 13,200 square feet are occupied by BC Stocking, Inc., and Rob Wood, a director of Solano Bank, occupies approximately 750 square feet. Wells Fargo Home Mortgage, Inc. currently occupies approximately 3000 square feet under a short-term rental agreement.

Solano Bank leases the premises for its Benicia Office, consisting of approximately 2,000 square feet located at 1395 E. 2nd Street, Benicia, California. The lease commenced December 1, 1999 at cost of $2,980 per month. Effective January 1, 2002, monthly rental was $3,842 per month. The initial lease is for a period of five (5) years and four (4) months, with three options to extend for five years each. To exercise the option, the lease requires three months prior notice of the bank's intent to renew. Rent is subject to adjustments with increases in the Consumer Price Index. By the terms of the lease Solano Bank is required to (i) maintain and repair the leased premises,
(ii) pay for all utilities used, (iii) maintain public liability insurance, (iv) pay its pro rata share of common area maintenance, and (v) pay its pro rata share of all real property taxes assessed against the shopping center of which the premises are a part. The lease for the Benicia Office is presently held by North Bay Bancorp. Subject to regulatory approval the lease will be assigned to Solano Bank.

Solano Bank subleases from North Bay Bancorp the premises for its Fairfield Office, consisting of approximately 2,254 square feet, together with the right to make joint use of approximately 740 square feet of common area. The sublease term commenced October 1, 2000, and expires upon expiration of North Bay Bancorp's master lease or on August 31, 2005, whichever is earlier. The sublease is subject to extension for five years in the event North Bay Bancorp extends the master lease. By the terms of the sublease Solano Bank is required to pay 38% of the rent and other costs to be borne by North Bay Bancorp under the master lease. The rent under the master lease is subject to adjustment annually based upon changes in the Consumer Price Index.

Solano Bank leases the premises for its Vallejo Office, consisting of approximately 2,166 square feet located at 976 A Admiral Callaghan Lane, Vallejo, California. The lease commenced March 15, 2001 at cost of $4,332 per month. The initial lease is for a period of five (5) years, with three options to extend for five years each. To exercise the option, the lease requires 180 days prior notice of the bank's intent to renew. Rent is subject to annual adjustment with increases in the Consumer Price Index. By the terms of the lease Solano Bank is required to (i) maintain and repair the leased premises, (ii) pay for all utilities used, (iii) maintain public liability insurance, (iv) pay its pro rata share of common area maintenance, and (v) pay its pro rata share of all real property taxes assessed against the shopping center of which the premises are a part. The premises were improved to make them suitable for a branch bank at a cost of $119,019.

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

The following table (adjusted for the 2000, 2001, and 2002 stock dividends) summarizes the common stock high and low bid prices based upon transactions of which North Bay Bancorp or The Vintage Bank is aware:

            Quarter ended                    High              Low

         December 31, 2000                  $19.50           $18.59
         September 30, 2000                  20.41            18.59
         June 30, 2000                       20.64            17.91
         March 31, 2000                      22.68            17.23
         December 31, 2001                   19.52            18.10
         September 30, 2001                  19.53            18.10
         June 30, 2001                       19.05            18.10
         March 31, 2001                      19.95            17.23

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

The Company paid cash dividends of $0.20 per share in 2000 and $0.20 per share in 2001. The holders of common stock of North Bay Bancorp are entitled to receive cash dividends when and as declared by the Board of Directors, out of funds legally available for the payment of dividends.

On January 28, 2002, the Board of Director of North Bay Bancorp declared a $0.20 per share cash dividend and a 5% stock dividend payable March 22, 2002 to shareholders of record as of March 4, 2002.

North Bay Bancorp is restricted in its ability to pay dividends to its shareholders as a matter of law. For a discussion of restrictions imposed by law, see "SUPERVISION and REGULATION - Payment of Dividends."

As of March 4, 2002, there were 1,051 holders of record of North Bay Bancorp's common stock.

Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The management's discussion and analysis of financial condition and results of operations is included in North Bay Bancorp's 2001 Annual Report to Shareholders on pages 6 through 12 which information is incorporated herein by reference.

Item 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

North Bay Bancorp's consolidated balance sheets, statements of operations, statements of changes in shareholders' equity, statements of cash flows and related notes thereto are included in North Bay Bancorp's 2001 Annual Report to Shareholders on page 14 through 18 which information is incorporated herein by reference.

Item 7A - QUANTITATIVE AND QUALITATIVE DISCLOUSURE ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be principally a market risk. The Company relies on loan reviews, prudent underwriting standards and an adequate allowance for loan losses to mitigate credit risk. Other types of market risks, such as foreign currency exchange rate risk, do not arise in the normal course of the Company's business activities. The majority of the Company's interest rate risk arises from instruments, positions and transactions entered into for the purpose other than trading. They include loans, securities available-for-sale, deposit liabilities, short-term borrowings and long-term debt. Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change.

The Company  manages  interest  rate risk through an Asset  Liability  Committee
(ALCO). The ALCO manages the balance sheet to maintain the forecasted impact on net interest income and present value of equity within acceptable ranges despite unforeseeable changes in interest rates. The ALCO monitors these risks on a quarterly basis using both a traditional gap analysis and simulation analysis.

The Company utilizes a simulation model as its primary tool for interest rate risk. This model considers the effects of lags and different ranges of interest rate changes among various classes of earning assets and interest-bearing liabilities following a 1% or 2% change in the Fed Funds rate, and produces a more accurate projection of the impact changing interest rates will have on the Company. Readers are referred to management's "Forward Looking Statement" in connection with this information.

The following table, using traditional gap analysis, sets forth the repricing opportunities for rate-sensitive assets and rate-sensitive liabilities at December 31, 2001. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Rate sensitivity analysis usually excludes Noninterest-bearing demand deposits. Including these deposits, which totaled $77,117,476, would result in a significant shift in the gap position. Rate-sensitive assets and rate-sensitive liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

                                                                       (In 000's)

                                         3 Months     Over 3 Mos.       Over 1 Yr.    Over 5
                                          or Less       To 1 Yr.         To 5 Yrs.     Years          Total
                                          -------       --------         ---------     -----          -----
Interest rate-sensitive assets:
   Loans, gross                           $64,367       $12,234          $69,134      $40,531       $186,266
   Interest-bearing deposits in
      Other banks                               0           100                0            0            100
   Investment securities                    1,013        14,878           25,835       44,394         86,120
   Federal funds sold                      18,000             0                0            0         18,000
                                        --------------------------------------------------------------------
                Total                      83,380        27,212           94,969       84,925        290,486

Interest rate-sensitive liabilities:
   Interest-bearing demand
      deposits                            116,809             0                0            0        116,809
   Time deposits >$100,000                 19,260        14,545            3,912          507         38,224
   Other time deposits                     13,198        20,770            4,168        1,266         39,402
   Savings deposits                        20,889             0                0            0         20,889
   Long-term borrowings                     1,846             0                0            0          1,846
                                        --------------------------------------------------------------------
                Total                    $172,002       $35,315           $8,080        1,773       $217,170

Interest rate sensitivity gap           ($88,622)      ($8,103)          $86,889      $83,152        $73,316
                                        ====================================================================
Cumulative interest rate gap            ($88,622)     ($96,725)          (9,826)      $73,316

Ratio of interest rate sensitivity to     -30.51%        -2.79%           29.91%       28.63%
    earning assets

The preceding table indicates that the Company has a "negative" GAP for twelve months into the future and a "positive" GAP beyond. The implication is that during the negative GAP "horizon" Company earnings will increase in a falling interest rate environment, as interest rates on interest-bearing liabilities reprice downward more rapidly than rates on earning assets; conversely, earnings would decline in a rising rate environment. This traditional analysis does not recognize or assume any "lag" in interest rate changes on earning assets and interest-bearing liabilities, and it assumes that all earning assets and interest-bearing liabilities reprice to the same absolute degree, regardless of the mix of earning assets and interest-bearing liabilities.

The following table, utilizing a simulation model to measure interest rate risk, shows the approximate pre-tax dollar and percentage change in forecasted net interest income over a 12-month period. The simulation analysis uses an income simulation approach to measure the change in interest income and expense under rate shock conditions. The model considers the three major factors of (a) volume differences, (b) repricing differences and (c) timing in its income simulation. The model begins by disseminating data into appropriate repricing buckets based on internally supplied algorithms (or overridden by calibration). Next, each major asset and liability type is assigned a "multiplier" or beta to simulate how much that particular balance sheet category type will reprice when interest rates change. The model uses eight asset and liability multipliers consisting of bank-specific or default multipliers. The remaining step is to simulate the timing effect of assets and liabilities by modeling a month-by-month simulation to estimate the change in interest income and expense over the next 12-month period.

December 31, 2001                       Dollar change in net interest income       Percent change in net interest income
Change in interest rates:

   200 basis point decline                           ($195,000)                                      (1.35%)
   100 basis points decline                           ($96,000)                                       (.67%)
   100 basis points rise                               $76,000                                         .53%
   200 basis points rise                              $145,000                                        1.01%

As illustrated in the above table, the Company is currently asset sensitive, as opposed to being liability sensitive as indicated by the table using traditional GAP analysis. The implication of this is that the Company's earnings will decrease in a falling interest rate environment, as interest rates on earning assets reprice downward more rapidly than rates on interest-bearing liabilities; conversely, earnings would increase in a rising rate environment. Therefore, a decrease in market rates could adversely affect net interest income. In contrast, an increase rate environment may improve net interest income.

It should be noted that the tools used to manage interest rate risk do not take into account future management actions that may be undertaken, should a change occur in actual market interest rates during the year. Also, certain assumptions are required to perform modeling simulations that may have significant impact on the results. These include assumptions about composition or mix of the balance sheet, level of interest rates, balance changes of deposit products that do not have stated maturities and assumptions of industry standards and future expected pricing behaviors. The results indicated by the model could vary significantly due to external factor such as changes in the prepayment assumptions, competition or early withdrawal of deposits.

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

For information regarding the directors, executive officers, promoters and control persons of North Bay Bancorp, see "ELECTION OF DIRECTORS" and "REPORTS OF CHANGES IN BENEFICIAL OWNERSHIP" on pages 3 through 7 and 23 of the Bank's definitive proxy statement for the 2002 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "Proxy Statement"), which is incorporated herein by reference.

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

Item 13 - EXHIBITS AND REPORTS ON FORM 8-K

                                                                  Page of 2001
                                                                  Annual Report
                                                                  -------------
(a)     1.        Financial Statements

(i)   Balance Sheets, December 31, 2001 and
      2000                                                             14

(ii)  Income Statements for the years
      ended December 2001, 2000,  and 1999                             15

(iii) Statements of Changes in Shareholders'
      Equity for the years ended December 31,
      2001, 2000,  and 1999                                            16

(iv)  Statements of Cash Flows for the years
       ended December 31, 2001, 2000, and 1999                         17

(v)   Notes to Financial Statements                                    18

(vi)  Report of Independent Public
       Accountants                                                     36

Schedules have been omitted as inapplicable or because the information required is included in the financial statements or notes thereto.

3. Exhibits

See Exhibit Index on page 35 of this Report.

(b) Reports on Form 8-K

A  current  report  on Form 8-K was  filed  with  the  Securities  and  Exchange
Commission on October 25, 2001 reporting, under Item. 5 "Other Matters," the issuance of a press release by North Bay Bancorp announcing its earnings for the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NORTH BAY BANCORP


                                By:      /s/Terry L. Robinson
                                   ---------------------------------------------
                                Terry L. Robinson
                                President and Chief Executive Officer

Dated: March 25, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                                  Date

/s/Thomas N. Gavin             Director                           March 25, 2002
--------------------------
Thomas N. Gavin

/s/David B. Gaw                Director                           March 25, 2002
--------------------------
David B. Gaw

/s/Fred J. Hearn Jr.           Director                           March 25, 2002
--------------------------
Fred J. Hearn Jr.

/s/Conrad W. Hewitt            Director                           March 25, 2002
--------------------------
Conrad W. Hewitt

/s/Harlan R. Kurtz             Director                           March 25, 2002
--------------------------
Harlan R. Kurtz

/s/Richard S. Long             Director                           March 25, 2002
--------------------------
Richard S. Long

/s/Thomas H. Lowenstein        Director                           March 25, 2002
--------------------------
Thomas H. Lowenstein

/s/Thomas F. Malloy            Director and                       March 25, 2002
--------------------------     Chairman of the Board
Thomas F. Malloy

/s/Terry L. Robinson           President, Chief                   March 25, 2002
--------------------------     Executive Officer and Director
Terry L. Robinson              (Principal Executive Officer)

/s/James E. Tidgewell          Director                           March 25, 2002
--------------------------
James E. Tidgewell

/s/Lee-Ann Cimino              Sr. Vice President                 March 25, 2002
--------------------------     Chief Financial Officer
Lee-Ann Cimino                 (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.       Description

2.1 Plan of Reorganization and Merger Agreement entered into as of July 30, 1999 by and among The Vintage Bank, Vintage Merger Co. and North Bay Bancorp. (1)

3.1               Articles of Incorporation of Registrant. (2)

3.2               Bylaws as amended of Registrant. (2)

10.1              Amended North Bay Bancorp Stock Option Plan. (3) *

10.2              [Reserved]

10.3 Lease by and between B&C Stocking LLC, as Lessor, and North Bay Bancorp, as Lessee, with respect to premises at 403 Davis Street, Vacaville, California. (3)

10.4 Lease by and between Davies Partners II, as Lessor, and North Bay Bancorp, as Lessee, with respect to premises at 1395 E. 2d Street, Benicia, California. (3)

10.5              North Bay Bancorp Directors Deferred Fee Plan. (4)*

10.6 Amended and Restated Employment Agreement entered into as of May 1, 2001 by and between North Bay Bancorp and Terry L. Robinson. (5) *

10.7 Employment Agreement entered into as of May 1, 2001 by and between Solano Bank and Glen C. Terry. (5) *

10.8 Employment Agreement entered into as of May 1, 2001 by and between North Bay Bancorp and Kathi Metro. (5) *

10.9 Employment Agreement entered into as of May 1, 2001 by and between North Bay Bancorp and Dale Brain. (5) *

10.10 Life Insurance Endorsement Method Split Dollar Plan Agreement for Terry L. Robinson. *

10.11 Life Insurance Endorsement Method Split Dollar Plan Agreement for Dale Brain. *

10.12 Life Insurance Endorsement Method Split Dollar Plan Agreement for Lee-Ann Cimino. *

10.13 Life Insurance Endorsement Method Split Dollar Plan Agreement for Kathi Metro. *

10.14 Life Insurance Endorsement Method Split Dollar Plan Agreement for Glen C. Terry. *

11.               Statement re: computation of per share earnings is included in
                  Note 1 to the financial statements to the prospectus included in Part I of this Registration Statement.

13.               North Bay Bancorp 2001 Annual Report to Shareholders.

21. Subsidiaries of Registrant are: The Vintage Bank, a California banking corporation and Solano Bank, a California Corporation.

23.               Consent  of  Arthur   Andersen  LLP  as   independent   public
                  accountants for North Bay Bancorp, The Vintage Bank and Solano Bank.

25.               Power of Attorney.

99.1              Letter re: Receipt of Assurance from Arthur Andersen LLP

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

(3) Attached as Exhibits 10.1, 10.3, and 10.4 to North Bay Bancorp's Annual Report as Form 10KSB for the year ended December 31, 1999 filed with the Security and Exchange Commission, and incorporated herein by reference.

(4) Attached as Exhibits 10.5 to North Bay Bancorp's Annual Report as Form 10-KSB for the year ended December 31, 2000 filed with the Security and Exchange Commission, and incorporated herein by reference.

(5) Attached as Exhibits 10.1, 10.2, 10.3, and 10.4 to North Bay Bancorp's Quarterly Report as Form 10-Q for the quarter ended June 30, 2001 filed with the Security and Exchange Commission, and incorporated herein by reference.