Form 10-Q
period 2002-03-31
NORTH BAY BANCORP/CA
filed 2002-05-20
CIK 1102595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR the quarter period ended March 31, 2002


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

                       Yes   X                   No
                          -------                  ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the North Bay Bancorp's Common Stock outstanding as of May 15, 2002: 2,073,452

NO AUDITOR HAS REVIEWED THE UNAUDITED INTERIM FINANCIAL STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q TO DETERMINE THAT THE UNAUDITED INTERIM FINANCIAL STATEMENTS PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION, THE RESULTS OF OPERATIONS, CASH FLOWS AND THE CHANGES IN SHAREHOLDERS' EQUITY OF THE COMPANY FOR EACH OF THE PERIODS REPORTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

                                     Part 1.
                              FINANCIAL INFORMATION

FORWARD LOOKING STATEMENTS

In addition to the historical information, this Quarterly Report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 321E of the Securities Exchange Act of 1934, as amended, and are subject to the "Safe Harbor" created by those Sections. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, and fee and other noninterest income earned; (ii) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues; (iii) enactment of adverse government regulations; (iv) the potential effects of the California energy crisis; (v) adverse conditions and volatility, as a result of recent economic uncertainty created by the September 11, 2001 terrorists attacks on the World Trade Center and the Pentagon, the United States' war on terrorism, in the stock market, the public debt market and other capital markets and the impact of such conditions of the Company; (vi) continued changes in the interest rate environment may reduce interest margins and adversely impact net interest income; (vii) as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

Moreover, wherever phrases such as or similar to "In Management's opinion", or "Management considers" are used, such statements are as of and based upon the knowledge of Management at the time made and are subject to change by the passage of time and/or subsequent events, and accordingly such statements are subject to the same risks and uncertainties noted above with respect to forward-looking statements.

FINANCIAL INFORMATION

The information for the three months ended March 31, 2002 and March 31, 2001 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of North Bay Bancorp (Company) at March 31, 2002 and the results of operations and cash flows for the three months then ended. Results for interim periods should not be considered as indicative of results for a full year.

NO AUDITOR HAS REVIEWED THE UNAUDITED INTERIM FINANCIAL STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q TO DETERMINE THAT THE UNAUDITED INTERIM FINANCIAL STATEMENTS PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION, THE RESULTS OF OPERATIONS, CASH FLOWS AND THE CHANGES IN SHAREHOLDERS' EQUITY OF THE COMPANY FOR EACH OF THE PERIODS REPORTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

                                     Item 1.
                              FINANCIAL STATEMENTS

                                                                                North Bay Bancorp
                                                                             Consolidated Balance Sheets
                                                                                     Unaudited

                                                                         March 31,     March 31,  December 31,
Assets                                                                        2002          2001          2001
                                                                      ------------  ------------  ------------
Cash and due from banks                                               $ 17,023,000  $ 14,524,000  $ 19,311,000
Federal funds sold                                                      30,533,000    28,836,000    18,000,000
Time deposits with other financial institutions                            100,000       100,000       100,000
                                                                      ------------  ------------  ------------
                   Total cash and cash equivalents                      47,656,000    43,460,000    37,411,000

Investment Securities:
   Held-to-maturity                                                      1,293,000     1,353,000     1,314,000
   Available-for-sale                                                   73,341,000    58,117,000    83,565,000
   Equity securities                                                     1,268,000     1,262,000     1,241,000
                                                                      ------------  ------------  ------------
                     Total investment securities                        75,902,000    60,732,000    86,120,000

Loans, net of allowance for loan losses of $2,861,000 in March, 2002
   $2,382,000 in March, 2001 and $2,717,000 in December, 2001          193,334,000   157,527,000   183,548,000
Bank premises and equipment, net                                        10,216,000     6,932,000     9,329,000
Accrued interest receivable and other assets                            10,889,000     6,603,000    10,398,000
                                                                      ------------  ------------  ------------

                            Total assets                              $337,997,000  $275,254,000  $326,806,000
                                                                      ============  ============  ============

Liabilities and Shareholders' Equity

Deposits:
   Non-interest bearing                                               $ 81,355,000  $ 69,792,000  $ 77,117,000
   Interest bearing                                                    222,274,000   174,330,000   215,324,000
                                                                      ------------  ------------  ------------
                           Total deposits                              303,629,000   244,122,000   292,441,000

Long term debt                                                           1,615,000     2,538,000     1,846,000
                                                                      ------------  ------------  ------------
                           Total borrowings                              1,615,000     2,538,000     1,846,000

Accrued interest payable and other liabilities                           2,466,000     1,239,000     2,539,000
                                                                      ------------  ------------  ------------

                          Total liabilities                            307,710,000   247,899,000   296,826,000
                                                                      ------------  ------------  ------------

Shareholders' equity:

Preferred stock - no par value:
Authorized, 500,000 shares;
Issued and outstanding - none
Common stock - no par value:
Authorized, 10,000,000 shares;
Issued and outstanding - 2,068,989 shares in March 2002,
   1,956,040 shares in March, 2001, and 1,960,902 in December, 2001     24,247,000    21,873,000    21,973,000
Retained earnings                                                        5,683,000     4,986,000     7,454,000
Accumulated other comprehensive income                                     357,000       496,000       553,000
                                                                      ------------  ------------  ------------
                     Total shareholders' equity                         30,287,000    27,355,000    29,980,000

             Total liabilities and shareholders' equity               $337,997,000  $275,254,000  $326,806,000
                                                                      ============  ============  ============

The accompanying notes are an integral part of these statements

                                                         North Bay Bancorp
                                                  Consolidated Income Statements
                                                            (Unaudited)

                                                  Three Months Ended March 31,
                                                         2002            2001
                                                   ----------      ----------

Interest Income
   Loans (including fees)                          $3,801,000      $3,589,000
   Federal funds sold                                  58,000         244,000
   Investment securities taxable                      865,000         755,000
   Investment securities tax exempt                   149,000         167,000
                                                   ----------      ----------
Total Interest income                               4,873,000       4,755,000

Interest Expense
   Deposits                                           835,000       1,563,000
   Short term borrowings                                    0           2,000
   Long term debt                                      15,000          63,000
                                                   ----------      ----------
Total Interest expense                                850,000       1,628,000

Net interest income                                 4,023,000       3,127,000

Provision for loan losses                             144,000         111,000
                                                   ----------      ----------

Net interest income after
   provision for loan losses                        3,879,000       3,016,000

Non interest income                                   633,000         545,000

Gains on securities transactions, net                  66,000               0

Non interest expenses
   Salaries and employee benefits                   1,904,000       1,408,000
   Occupancy                                          234,000         221,000
   Equipment                                          476,000         330,000
   Other                                              753,000         712,000
                                                   ----------      ----------
Total non interest expense                          3,367,000       2,671,000
                                                   ----------      ----------

Income before provision for
   income taxes                                     1,211,000         890,000

Provision for income taxes                            433,000         336,000
                                                   ----------      ----------

Net income                                         $  778,000      $  554,000
                                                   ==========      ==========

Basic earnings per common share:                   $     0.38      $     0.27
                                                   ==========      ==========
Diluted earnings per common share:                 $     0.37      $     0.27
                                                   ==========      ==========

The accompanying notes are an integral part of these statements

                                                         North Bay Bancorp
                                     Consolidated Statement of Change in Shareholders' Equity
                                                    For the Three Months Ended
                                                          March 31, 2002
                                                            (Unaudited)

                                                                               Accumulated
                                                                                     Other              Total
                                Common Shares        Common      Retained    Comprehensive      Shareholders'    Comprehensive
                                  Outstanding         Stock      Earnings           Income             Equity           Income
                                ----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001          1,960,902   $21,973,000    $7,454,000         $553,000        $29,980,000

Stock dividend                         97,408     2,143,000    (2,157,000)                            (14,000)
Cash dividend                                                    (392,000)                           (392,000)
Comprehensive income:
    Net income                                                    778,000                             778,000         $778,000
    Other comprehensive loss,
      net of tax:
      Change in net unrealized
        losses on
        available-for-sale
        securities, net of tax                                                   (196,000)          (196,000)         (196,000)
                                                                                                                      --------

Comprehensive income                                                                                                  $582,000
                                                                                                                      ========
Stock options exercised                10,679       131,000                                           131,000
                                    ---------  ------------                                       -----------
BALANCE, MARCH 31, 2002             2,068,989  $ 24,247,000    $5,683,000         $357,000        $30,287,000
                                    =========  ============    ==========         ========        ===========

The accompanying notes are an integral part of these statements

                                     North Bay Bancorp
                           Consolidated Statement of Cash Flows
                                         Unaudited

                                        (In 000's)

                                                                    Three Months
                                                                   Ended March 31,
                                                                     2002       2001
                                                                 --------   --------
Cash Flows From Operating Activities:
Net income                                                       $    778   $    554
Adjustment to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                       357        252
  Provision for loan losses                                           144        111
  Amortization of deferred loan fees                                 (126)       (98)
  Premium amortization (discount accretion), net                      256        (20)
  Gain on securities transactions                                     (66)         0
  Changes in:
    Interest receivable and other assets                             (352)       261
    Interest payable and other liabilities                            (73)      (187)
                                                                 --------   --------
   Net cash provided by operating activities                          918        873
                                                                 --------   --------

Cash Flows From Investing Activities:
Investment securities held-to-maturity:
  Proceeds from maturities and principal payments                      21          0
Investment securities available-for-sale:
  Proceeds from maturities and principal payments                   4,587      4,155
  Proceeds from sale of securities                                  5,112          0
  Purchases                                                             0     (4,524)
Equity securities:
  Purchases                                                           (27)       (30)
Net increase in loans                                              (9,804)    (7,532)
Capital expenditures                                               (1,244)    (1,942)
                                                                 --------   --------
   Net cash used in investing activities                           (1,355)    (9,873)
                                                                 --------   --------

Cash Flows From Financing Activities:
Net increase in deposits                                           11,188     27,484
Repayment of long-term debt                                          (231)      (231)
Stock options exercised                                               131        134
Dividends paid                                                       (406)      (383)
                                                                 --------   --------
   Net cash provided by financing activities                       10,682     27,004
                                                                 --------   --------
Net increase in cash and cash equivalents                          10,245     18,004
Cash and cash equivalents at beginning of year                     37,411     25,356
                                                                 --------   --------
Cash and cash equivalents at end of period                       $ 47,656   $ 43,360
                                                                 ========   ========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                  $    929   $  1,300
  Taxes paid                                                     $    331   $      0

The accompanying notes are an integral part of these statements

                                NORTH BAY BANCORP
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2002

NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements, which include the accounts of North Bay Bancorp and its subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consist of two community banks, The Vintage Bank, established in 1985, and Solano Bank, which was opened July 17, 2000. All significant intercompany transactions and balances have been eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2002 and 2001, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 2001.

NOTE 2 - Commitments

The Company has outstanding standby Letters of Credit of approximately $1,286,000, undisbursed real estate and construction loans of approximately $17,451,000, and undisbursed commercial and consumer lines of credit of approximately $36,975,000, as of March 31, 2002.

NOTE 3 - Earnings Per Common Share

The Company declared a 5% stock dividend on January 28, 2002. As a result of the stock dividend the number of common shares outstanding and earnings per share data was adjusted retroactively for all periods presented.

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

                                                             Weighted Average       Per-Share
                                           Net Income        Shares                 Amount
                                           ----------        ------                 ------
                                           For the three months ended March 31, 2002
                                           -----------------------------------------

  Basic earnings per share                $778,000          2,059,750               $.38
  Dilutive effect of stock options                             54,344
  Diluted earnings per share                                2,114,094               $.37

                                           For the three months ended March 31, 2001
                                           -----------------------------------------

  Basic earnings per share                $554,000          2,043,782               $.27
  Dilutive effect of stock options                             25,189
  Diluted earnings per share                                2,068,971               $.27


NOTE 4- Segment Reporting

The Company's operating segments consist of its traditional community banking activities provided through its Banks and activities related to the Bancorp. Community banking activities include the Banks' commercial and retail lending, deposit gathering and investment and liquidity management activities. As permitted, the Company has aggregated the results of the separate banks and branches into a single reportable segment, and the Bancorp activities are reported as "Other".

The components of the Company's business segments for the three months ended March 31, 2002 were as follows:

                                                              (In 000's)

                                   Community                               Intersegment
                                     Banking                Other           Adjustments         Consolidated
                                     -------                -----           -----------         ------------
Interest Income                       $4,886                   $0                 ($13)               $4,873
Interest Expense                         848                   15                  (13)                  850
                                    --------              -------             --------              --------
   Net Interest Income                 4,038                  (15)                   0                 4,023
Provision for loan losses                144                    0                    0                   144

Equity income of
subsidiaries                               0                  908                 (908)                    0
Noninterest Income                       740                1,350               (1,391)                  699
Noninterest Expense                    3,202                1,556               (1,391)                3,367
                                    --------              -------             --------              --------
Income Before Tax                      1,432                  687                 (908)                1,211
Provision for
   Income Taxes                          524                  (91)                   0                   433
                                    --------              -------             --------              --------
Net Income                              $908                 $778                ($908)                 $778
                                    --------              -------             --------              --------

Assets                              $336,106              $33,075             ($31,183)             $337,997
Loans, Net                           193,334                    0                    0               193,334
Deposits                             304,624                    0                 (995)              303,629
Equity                                30,189               30,287              (30,189)               30,287


The components of the Company's business segments for the three months ended March 31, 2001 were as follows:

                                                              (In 000's)

                                   Community                               Intersegment
                                     Banking                Other           Adjustments         Consolidated
                                     -------                -----           -----------         ------------
Interest Income                       $4,755                   $0                   $0                $4,755
Interest Expense                       1,565                   63                    0                 1,628
                                    --------              -------             --------              --------
   Net Interest Income                 3,190                  (63)                   0                 3,127
Provision for loan losses                111                    0                    0                   111

Equity income of
subsidiaries                               0                  832                 (832)                    0
Noninterest Income                       588                  869                 (912)                  545
Noninterest Expense                    2,299                1,284                 (912)                2,671
                                    --------              -------             --------              --------
Income Before Tax                      1,368                  354                 (832)                  890
Provision for
   Income Taxes                          536                 (200)                   0                   336
                                    --------              -------             --------              --------
Net Income                              $832                 $554                ($832)                 $554
                                    --------              -------             --------              --------

Assets                              $272,638              $30,295             ($27,679)             $275,254
Loans, Net                           157,527                    0                    0               157,527
Deposits                             244,401                    0                 (279)              244,122
Equity                                27,400               27,355              (27,400)               27,355

NOTE 5 - Impact of Recently Issued Accounting Standards

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company adopted the provisions of Statement 141 in fiscal year 2001 and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the adoption of Statement 142. The Company does not have any goodwill and intangible assets acquired in business combinations completed before July 1, 2001. The adoption of Statements No. 141 and 142 did not have a material impact on the financial condition or operating results of the Company.

NOTE 6 - Accounting for Asset Retirement Obligations

The Financial Accounting Standards Board (FASB) recently issued Statement No. 143, Accounting for Asset Retirement Obligations in August 2001. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

As a result, FASB Statement No. 143 applies to all entities that have legal obligations associated with the retirement of long-lived tangible assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppels.

Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Enterprises are required to adopt Statement No. 143 for fiscal years beginning after June 15, 2002. Early adoption is encouraged. The Company does not expect adoption of Statement No. 143 to have a material impact on the financial condition or operating results of the Company.

NOTE 7 - Accounting for the Impairment or Disposal of Long-Lived Assets

On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.

Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. The Company adopted the provisions of Statement 144 on January 1, 2002. The adoption of Statement No. 144 did not have a material impact on the financial condition or operating results of the Company.

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

Moreover, wherever phrases such as or similar to "In Management's opinion" "Management considers" are used, such statements are as of and based upon the knowledge of Management at the time made and are subject to change by the passage of time and/or subsequent events, and accordingly such statements are subject to the same risks and uncertainties noted above with respect to forward-looking statements.

OVERVIEW

Net income was $778,000 or $.37 per diluted share for the three months ended March 31, 2002, compared with $554,000 or $.27 per diluted share for the three months ended March 31, 2001, an increase of 40%. Total assets were $337,997,000 as of March 31, 2002; equating to a 23% growth in assets during the twelve months ended March 31, 2002.

SUMMARY OF EARNINGS

NET INTEREST INCOME

The following table provides a summary of the components of interest income, interest expense and net interest margins for the quarters ended March 31, 2002 and March 31, 2001:

                                                                        In 000's
                                                          2002                                        2001
                                                          ----                                        ----
                                          Average      Income/       Average         Average       Income/      Average
                                          Balance      Expense    Yield/Rate         Balance       Expense   Yield/Rate
                                  --------------------------------------------------------------------------------------
 Loans  (1)  (2)                         $194,523       $3,801         7.82%        $156,872        $3,589        9.15%
 Investment securities:
   Taxable                                 67,334          863         5.13%          45,525           754        6.63%
   Non-taxable (3)                         14,324          181         5.05%          13,913           212        6.04%
                                         --------       ------                      --------        ------

TOTAL LOANS AND INVESTMENT
SECURITIES                                276,181        4,845         7.02%         216,310         4,554        8.42%

 Due from banks, time                         100            2         8.00%             100             1        4.00%
 Federal funds sold                        18,310           58         1.27%          20,502           244        4.76%
                                         --------       ------                      --------        ------

TOTAL EARNING ASSETS                      294,591       $4,905         6.66%         236,912        $4,799        8.10%
                                         --------       ------                      --------       -------

 Cash and due from banks                   16,015                                     14,533
 Allowance for loan losses                 (2,813)                                    (2,344)
 Premises and equipment, net               10,035                                      6,368
 Accrued interest receivable
   and other assets                         9,864                                      6,207
                                         --------                                   --------

TOTAL ASSETS                             $327,692                                   $261,676
                                         ========                                   ========

LIABILITIES AND SHAREHOLDERS'
EQUITY
 Deposits:
   Interest bearing demand               $118,446       $  232         0.78%        $ 78,845        $  552        2.80%
   Savings                                 23,235           55         0.95%          18,006            78        1.73%
   Time                                    74,035          548         2.96%          69,605           933        5.36%
                                         --------       ------                      --------        ------
                                          215,716          835         1.55%         166,456         1,563        3.76%

   Long-term debt                           1,615           15         3.72%           2,940            63        8.84%
   Short-term borrowings                        0            0         0.00%               0             2        0.00%

TOTAL INTEREST BEARING
 LIABILITIES                              217,331       $  850         1.56%         169,396        $1,628        3.84%
                                         --------       ------                      --------        ------

 Noninterest bearing DDA                   77,128                                     63,459
 Accrued interest payable
   and other liabilities                    2,678                                      1,650
 Shareholders' equity                      30,555                                     27,171
                                         --------                                   --------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                    $327,692                                   $261,676
                                         ========                                   ========

NET INTEREST INCOME                                     $4,055                                      $3,171
                                                        ======                                      ======
NET INTEREST INCOME TO
 AVERAGE EARNING ASSETS
(Net Interest Margin (4))                                 5.51%                                       5.35%


(1)  Average loans include nonaccrual loans.

(2) Loan interest income includes loan fee income of $264,000 in 2002 and $197,000 in 2001.

(3) Average yields shown are taxable-equivalent. On a non- taxable basis, 2002 interest income was $149,000 with an average yield of 4.16%; in 2001 non-taxable income was $167,000 and the average yield was 4.77%.

(4) Net interest margin is calculated by dividing net interest income by the average balance of total earning assets for the applicable period.


Net interest income represents the amount by which interest earned on earning assets (primarily loans and investments) exceed the amount of interest paid on deposits. Net interest income is a function of volume, interest rates and level of non-accrual loans. Non-refundable loan origination fees are deferred and amortized into income over the life of the loan. Net interest income before the provision for loan losses on a taxable-equivalent basis for the three months ended March 31, 2002 and March 31, 2001 was $4,055,000 and $3,171,000,
respectively. These results equate to a 28% increase in net interest income for the first quarter of 2002 compared to the first quarter of 2001. Loan fee income, which is included in interest income, was $264,000 for the three months ended March 31, 2002, compared with $197,000 for the three months ended March 31, 2001. The average balance of earnings assets increased $57,679,000 or 24% during the twelve months ended March 31, 2002. Taxable-equivalent interest income increased $106,000 in the first quarter of 2002 compared with the first quarter of 2001. Increase in the volume of earning assets accounted for $1,202,000 of this increase, offset by a decrease of $1,096,000 attributable to lower rates. The average balance of interest-bearing liabilities increased $47,935,000 or 28% during the first three month of 2002 compared with the same period in 2001. Interest paid on interest-bearing liabilities decreased $778,000 or 48% in 2002 compared with 2001.The decrease is attributed to a decrease in rates of $1,107 offset by an increase in the volume of deposits of $329,000. Management does not expect a material change in the Company's net interest margin during the next twelve months as the result of a modest increase or decrease in general interest rates.

The following table sets forth a summary of the changes in interest earned and interest paid for the first three months in 2002 over 2001 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

                                                           In 000's
                                                       2002 Over 2001
                                                       --------------
                                                      Volume       Rate                              Total
                                                -----------------------------------------------------------
Increase (Decrease) In
 Interest and Fee Income

   Time Deposits With Other
    Financial Institutions                                $0         $1                                 $1

   Investment Securities:
     Taxable                                             362       (253)                               109
     Non-Taxable (1)                                       5        (35)                               (30)
   Federal Funds Sold                                    (26)      (160)                              (186)
   Loans                                                 861       (649)                               212
                                                -----------------------------------------------------------
   Total Interest and Fee Income                       1,202     (1,096)                               106
                                                -----------------------------------------------------------


Increase (Decrease) In
 Interest Expense

   Deposits:
     Interest Bearing
     Transaction Accounts                                277       (597)                              (320)
     Savings                                              22        (45)                               (23)
     Time Deposits                                        59       (444)                              (385)
                                                -----------------------------------------------------------
   Total Deposits                                        358     (1,086)                              (728)

   Long-term Debt                                        (27)       (21)                               (48)
   Short-term Borrowings                                  (2)         0                                 (2)
                                                -----------------------------------------------------------
   Total Interest Expense                                329     (1,107)                              (778)
                                                -----------------------------------------------------------
   Net Interest Income                                  $873        $11                               $884
                                                ===========================================================

(1) The interest earned is taxable-equivalent.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by the provision for loan losses and reduced by net charge offs. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary they are reported in earnings in the periods in which they become known. The Company conducts credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience and other factors in determining the adequacy of the allowance balance. This evaluation establishes a specific allowance for all classified loans over $50,000 and establishes percentage allowance requirements for all other loans, according to the classification as determined by the Company's internal grading system. As of March 31, 2002 the allowance for loan losses of $2,861,000 represented 1.46% of loans outstanding. As of March 31, 2001, the allowance represented 1.49% of loans outstanding. During the three months ended March 31, 2002, $144,000 was charged to expense for the loan loss provision, compared with $111,000 for the same period in 2001. There were no net charge-offs during the first quarter of 2002, compared with net recoveries of $3,000 for the first quarter of 2001. The following table summarizes changes in the allowance for loan losses:

                                                                                    In 000's
                                                                    March 31, 2002            March 31, 2001
Balance, beginning of period                                                $2,717                    $2,268
Provision for loan losses                                                      144                       111
Loans charged off                                                               (1)                        0
Recoveries of loans previously charged off                                       1                         3
                                                                            ------                    ------
Balance, end of period                                                      $2,861                    $2,382
                                                                            ======                    ======

Allowance  for loan  losses  to  total  outstanding loans                     1.46%                     1.49%

There were no loans on non-accrual status as of March 31, 2002, March 31, 2001 or December 31, 2001.

NON-INTEREST INCOME

Non-interest income was $633,000 for the three months ended March 31, 2002 compared with $545,000 for the same period in 2001, a 16% increase. Non-interest income primarily consists of service charges and other fees related to deposit accounts. The increase in non-interest income resulted primarily from an increase in the number of deposit accounts, transaction volumes and directly related service charges.

GAINS ON SECURITIES

Net gain of $66,000 for the three months ended March 31, 2002 resulted from the sale of several available-for-sale securities. There were no gains or losses on securities for the three months ended March 31, 2001.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended March 31, 2002 and March 31, 2001 was $3,367,000 and $2,671,000, respectively, a 26% increase. The increase compared with the prior reporting period is primarily due to the Company opening two new branch offices during the first quarter of 2002. Salaries and employee benefits expense for the three months ended March 31, 2002 and 2001 were $1,904,000 and $1,408,000, respectively, a 35% increase. The increase in 2002 resulted from increased salary rates and related benefits paid to Company officers and employees, and an increase of approximately nineteen full-time equivalent employees from 112 at March 31, 2001 to 131 at March 31, 2002. Occupancy expense for the three months ended March 31, 2002 and 2001 was $234,000 and $221,000, respectively, a 6% increase. The increase in 2002 is attributed to opening two branch offices in January 2002, offset by rental income from leases at the Vacaville property which was purchased mid 2001. The Company had six branch offices at March 31, 2001 compared with eight at March 31, 2002. Equipment expense for the three months ended March 31, 2002 and 2001 was $476,000 and $330,000, respectively, representing an increase of 44%. The increase was primarily due to an increase in depreciation expense resulting from accelerated depreciation on the host banking system which will be replaced in 2002, as well as furniture and equipment depreciation expenses of the two new branch offices. Other expenses for the three months ended March 31, 2002 and March 31, 2001 were $753,000 and $712,000, respectively, a 6% increase. The increase from last year is primarily due to costs associated with operating eight branch offices in 2002 in comparison to six in 2001.

INCOME TAXES

The Company reported a provision for income tax for the three months ended March 31, 2002 and 2001 of $433,000 and $336,000, respectively. Both the 2002 and 2001 provisions reflect tax accruals at statutory rates for both federal and state income taxes, adjusted primarily for the effect of the Company's investments in tax-exempt municipal securities.

BALANCE SHEET

Total assets as of March 31, 2002 were $337,997,000 compared with $275,254,000 as of March 31, 2001, and $326,806,000 at December 31, 2001 equating to a 23% increase during the twelve months ended March 31, 2002, and a 3% increase for the three month ended March 31, 2002. Total deposits as of March 31, 2002 were $303,629,000 compared with $244,122,000 as of March 31, 2001, and $292,441,000 at December 31, 2001 representing a 24% increase during the twelve months then ended, and a 4% increase for the three months ended March 31, 2002. Loans outstanding as of March 31, 2002 were $196,195,000 compared with $159,909,000 as of March 31, 2001, and $186,265,000 at December 31, 2001 equating to a 23% increase during the twelve months and a 5% increase for the three months ended March 31, 2002.

BORROWINGS

The Company has a $3,000,000 unsecured loan with Union Bank of California, with a current balance of $1,615,000. The loan will mature in 2003 with principal and interest payments due quarterly. The loan is a variable rate loan tied to Union Bank's reference rate, currently 4.75%. The proceeds of this loan were primarily invested into the Company's subsidiary, Solano Bank.


LIQUIDITY AND CAPITAL ADEQUACY

The Company's liquidity is determined by the level of assets (such as cash, Federal Funds, and investment in marketable securities) that are readily convertible to cash to meet customer withdrawals and borrowings. Management reviews the Company's liquidity position on a regular basis to ensure that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Company has a comprehensive Asset/Liability Management and Liquidity Policy, which it uses to determine adequate liquidity. As of March 31, 2002 liquid assets were 36% of total assets, compared with 37% as of March 31, 2001.

The Federal Deposit Insurance Corporation Improvement Act (FDICA) established ratios used to determine whether a Company is "Well Capitalized," "Adequately Capitalized," "Undercapitalized," "Significantly Undercapitalized," or "Critically Undercapitalized." A Well Capitalized Company has risk-based capital of at least 10%, tier 1 risked-based capital of at least 6%, and a leverage ratio of at least 5%. As of March 31, 2002, the Company's risk-based capital ratio was 12.79%. The Company's tier 1 risk-based capital ratio and leverage ratio were 11.68% and 9.20%, respectively.

As the following  table  indicates,  the Bank  currently  exceeds the regulatory
capital  minimum  requirements.   The  Bank  is  considered  "Well  Capitalized"
according to regulatory guidelines.



                                                                                   To Be Well Capitalized
                                                         For Capital               Under Prompt Corrective
                                   Actual             Adequacy Purposes               Action Provisions
                                   ------             -----------------               -----------------

                                                           (In 000's)
                            Amount        Ratio       Amount        Ratio         Amount           Ratio
                            ------        -----       ------        -----         ------           -----
As of March 31, 2002:
Total Capital (to Risk
   Weighted Assets)
      Consolidated         $32,790       12.79%      $20,507       >8.00%        $25,634         >10.00%
                                                                   -                             -
      The Vintage Bank      24,887       11.13%       17,881       >8.00%         22,352         >10.00%
                                                                   -                             -
       Solano Bank           7,778       18.48%        3,367       >8.00%          4,209         >10.00%
                                                                   -                             -
Tier I Capital (to Risk
   Weighted Assets)
      Consolidated          29,929       11.68%       10,254       >4.00%         15,380          >6.00%
                                                                   -                              -
      The Vintage Bank      22,219        9.94%        8,941       >4.00%         13,411          >6.00%
                                                                   -                              -
       Solano Bank           7,612       18.08%        1,683       >4.00%          2,525          >6.00%
                                                                   -                              -
Tier I Capital (to
   Average Assets)
      Consolidated          29,929        9.20%       13,006       >4.00%         16,258          >5.00%
                                                                   -
      The Vintage Bank      22,219        8.10%       10,979       >4.00%         13,723          >5.00%
                                                                   -                              -
       Solano Bank           7,612       15.02%        2,028       >4.00%          2,534          >5.00%
                                                                   -                              -

                                  Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a principal market risk. Other types of market risks, such as foreign currency exchange rate risk, do not arise in the normal course of the Company's business activities. The majority of the Company's interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading. They include loans, securities available-for-sale, deposit liabilities, short-term borrowings and long-term debt. Interest rate risk occurs when assets and liabilities reprice at different times as interest rate changes.

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

Utilizing the simulation model to measure interest rate risk at March 31, 2002 and December 31, 2001 the Company is within the established exposure of a 4% change in "return on equity" tolerance limit. There were no significant changes in interest rate risk from the annual report on form 10K for December 31, 2001.

                           PART II - OTHER INFORMATION

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 22, 2002 a 5% stock dividend was granted to shareholders of record March 4, 2002.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) An index of exhibits begins on page 18.

         (b) On January 16, 2002 the Company filed a Current Report on Form 8-K, reporting that the Company issued a press release announcing that President and CEO Terry L. Robinson will be stepping aside as President and CEO of The Vintage Bank to devote full time to management of North Bay Bancorp, and that Glen C. Terry will become President and CEO of The Vintage Bank. On February 5, 2002, the Company filed a Current Report on Form 8-K, reporting the declaration of a stock dividend of one share for every twenty outstanding shares and a cash dividend of twenty cents ($.20) per share. On February 28, 2002 the Company filed a Current Report on Form 8-K, reporting its year-end results. No financial statements were filed with the Current Reports on Form 8-K.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NORTH BAY BANCORP
                                            A California Corporation


Date: May 17, 2002                          BY:/s/ Terry L. Robinson
                                               --------------------------------
                                               Terry L. Robinson
                                               President & CEO
                                               Principal Executive Officer


Date: May 17, 2002                          BY:/s/ Lee-Ann Cimino
                                               --------------------------------
                                               Lee-Ann Cimino
                                               Senior Vice President
                                               Principal Financial Officer

  Exhibit No.   Description
  -----------   -----------

           11   Statement re:  computation  of per share earnings is included in
                Note  3  to  the  unaudited  condensed   consolidated  financial
                statements of Registrant.