Form 10-Q
period 2002-06-30
NORTH BAY BANCORP/CA
filed 2002-08-13
CIK 1102595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR the quarter period ended June 30, 2002

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

                   Yes   X                        No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of the North Bay Bancorp's Common Stock outstanding as of August 13, 2002: 2,117,464

Pursuant to the Securities Exchange Commission's Release No. 34-45589 ("Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Certain Provisions of the Act and Rules Thereunder"), no auditor reviewed the unaudited interim financial statements contained in North Bay Bancorp's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. The interim financial statements contained in the Company's March 2002 Quarterly Report have been subsequently reviewed by KPMG, LLP, the Company's current independent public accountants. There were no changes to the interim financial statements contained in the March 2002 Quarterly Report on Form 10-Q.

Part 1.

                              FINANCIAL INFORMATION

FORWARD LOOKING STATEMENTS

In addition to the historical information, this Quarterly Report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 321E of the Securities Exchange Act of 1934, as amended, and are subject to the "Safe Harbor" created by those Sections. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, and fee and other noninterest income earned; (ii) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues; (iii) enactment of adverse government regulations; (iv) adverse conditions and volatility, as a result of recent economic uncertainty created by the September 11, 2001 terrorists attacks on the World Trade Center and the Pentagon, the United States' war on terrorism, in the stock market, the public debt market and other capital markets and the impact of such conditions of the Company; (vi) continued changes in the interest rate environment may reduce interest margins and adversely impact net interest income; (vii) as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

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

FINANCIAL INFORMATION

The information for the three months and six months ended June 30, 2002 and June 30, 2001 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of North Bay Bancorp (Company) at June 30, 2002 and the results of operations and cash flows for the three and six months then ended. Results for interim periods should not be considered as indicative of results for a full year.

                                     Item 1.
                              FINANCIAL STATEMENTS

                                                                                                    North Bay Bancorp
                                                                                              Consolidated Balance Sheets
                                                                                                      Unaudited

                                                                                      June 30,          June 30,        December 31,
Assets                                                                                  2002              2001              2001
                                                                                    ------------      ------------      ------------
Cash and due from banks                                                             $ 14,135,000      $ 16,971,000      $ 19,311,000
Federal funds sold                                                                    26,648,000        45,436,000        18,000,000
Time deposits with other financial institutions                                          100,000           100,000           100,000
                                                                                    ------------      ------------      ------------
                     Total cash and cash equivalents                                  40,883,000        62,507,000        37,411,000
Investment Securities:
   Held-to-maturity                                                                    1,293,000         1,334,000         1,314,000
   Available-for-sale                                                                 88,713,000        63,874,000        83,565,000
   Equity securities                                                                   1,267,000         1,249,000         1,241,000
                                                                                    ------------      ------------      ------------
                     Total investment securities                                      91,273,000        66,457,000        86,120,000

Loans, net of allowance for loan losses of $3,005,000 in June, 2002
   $2,494,000 in June, 2001 and $2,717,000 in December, 2001                         206,899,000       169,196,000       183,548,000
Bank premises and equipment, net                                                      10,647,000         7,173,000         9,329,000
Accrued interest receivable and other assets                                          12,989,000         5,828,000        10,398,000
                                                                                    ------------      ------------      ------------
                          Total assets                                              $362,691,000      $311,161,000      $326,806,000
                                                                                    ============      ============      ============
Liabilities and Shareholders' Equity

Deposits:
   Non-interest bearing                                                             $ 86,419,000      $ 70,198,000      $ 77,117,000
   Interest bearing                                                                  231,153,000       209,010,000       215,324,000
                                                                                    ------------      ------------      ------------
                          Total deposits                                             317,572,000       279,208,000       292,441,000

Long term debt                                                                                 0         2,308,000         1,846,000
                                                                                    ------------      ------------      ------------
                          Total borrowings                                                     0         2,308,000         1,846,000

Accrued interest payable and other liabilities                                         2,724,000         1,648,000         2,539,000
                                                                                    ------------      ------------      ------------
                          Total liabilities                                          320,296,000       283,164,000       296,826,000

Floating rate subordinated debenture (trust preferred securities)                     10,000,000                 0                 0
Shareholders' equity:

Preferred stock - no par value:
Authorized, 500,000 shares;
Issued and outstanding - none
Common stock - no par value:
Authorized, 10,000,000 shares;
Issued and outstanding - 2,098,313 shares in June 2002,
   1,956,040 shares in June, 2001, and 1,960,902 in December, 2001                    24,833,000        21,873,000        21,973,000
Retained earnings                                                                      6,560,000         5,608,000         7,454,000
Accumulated other comprehensive income                                                 1,002,000           516,000           553,000
                                                                                    ------------      ------------      ------------
                     Total shareholders' equity                                       32,395,000        27,997,000        29,980,000

             Total liabilities and shareholders' equity                             $362,691,000      $311,161,000      $326,806,000
                                                                                    ============      ============      ============


The accompanying notes are an integral part of these statements

                                                                          North Bay Bancorp
                                                                   Consolidated Income Statements
                                                                            (Unaudited)


                                                     Three Months Ended                    Six Months Ended
                                                June 30,           June 30,          June 30,            June 30,
                                                  2002               2001              2002                2001
                                              -----------        -----------        -----------        -----------
Interest Income

   Loans (including fees)                     $ 4,096,000        $ 3,792,000        $ 7,897,000        $ 7,381,000
   Federal funds sold                              98,000            361,000            156,000            605,000
   Investment securities - taxable                790,000            768,000          1,655,000          1,523,000
   Investment securities - tax exempt             189,000            165,000            338,000            332,000
                                              -----------        -----------        -----------        -----------
Total interest income                           5,173,000          5,086,000         10,046,000          9,841,000

Interest Expense

   Deposits                                       817,000          1,639,000          1,652,000          3,202,000
   Short term borrowings                                0                  0                  0              2,000
   Long term debt                                  24,000             44,000             39,000            107,000
                                              -----------        -----------        -----------        -----------
Total interest expense                            841,000          1,683,000          1,691,000          3,311,000

Net interest income                             4,332,000          3,403,000          8,355,000          6,530,000

Provision for loan losses                         144,000            111,000            288,000            222,000
                                              -----------        -----------        -----------        -----------

Net interest income after
   provision for loan losses                    4,188,000          3,292,000          8,067,000          6,308,000

Non interest income                               645,000            567,000          1,278,000          1,112,000
Gains on securities transactions, net                   0                  0             66,000                  0
                                              -----------        -----------        -----------        -----------
Total non interest income                         645,000            567,000          1,344,000          1,112,000

Non interest expenses

   Salaries and employee benefits               1,976,000          1,542,000          3,880,000          2,950,000
   Occupancy                                      218,000            200,000            452,000            421,000
   Equipment                                      466,000            343,000            942,000            673,000
   Other                                          795,000            790,000          1,548,000          1,502,000
                                              -----------        -----------        -----------        -----------
Total non interest expense                      3,455,000          2,875,000          6,822,000          5,546,000
                                              -----------        -----------        -----------        -----------
Income before provision for
   income taxes                                 1,378,000            984,000          2,589,000          1,874,000

Provision for income taxes                        501,000            362,000            934,000            698,000
                                              -----------        -----------        -----------        -----------

Net income                                    $   877,000        $   622,000        $ 1,655,000        $ 1,176,000
                                              ===========        ===========        ===========        ===========

Basic earnings per common share:              $      0.42        $      0.30        $      0.80        $      0.57
                                              ===========        ===========        ===========        ===========
Diluted earnings per common share:            $      0.41        $      0.30        $      0.78        $      0.57
                                              ===========        ===========        ===========        ===========

The accompanying notes are an integral part of these statements

                                                                              North Bay Bancorp
                                                           Consolidated Statement of Change in Shareholders' Equity
                                                                         For the Six Months Ended
                                                                               June 30, 2002
                                                                               (Unaudited)

                                                                                        Accumulated
                                                                                           Other           Total
                                          Common Shares      Common       Retained     Comprehensive    Shareholders'  Comprehensive
                                           Outstanding       Stock        Earnings         Income          Equity         Income
                                         -------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001               1,960,902     $ 21,973,000     $  7,454,000     $    553,000     $ 29,980,000

Stock dividend                              97,408        2,143,000       (2,157,000)                          (14,000)
Cash dividend                                                               (392,000)                         (392,000)
Comprehensive income:
    Net income                                                             1,655,000                         1,655,000  $  1,655,000
    Other comprehensive loss, net of
      tax:
      Change in net unrealized
        losses on
        available-for-sale
        securities, net of tax                                                                449,000          449,000       449,000
                                                                                                                        ------------
Comprehensive income                                                                                                    $  2,104,000
                                                                                                                        ============
Stock options exercised                     40,003          717,000                                            717,000
                                      ------------     ------------                                       ------------
BALANCE, JUNE 30, 2002                   2,098,313     $ 24,833,000     $  6,560,000     $  1,002,000     $ 32,395,000
                                      ============     ============     ============     ============     ============

The accompanying notes are an integral part of these statements

                                North Bay Bancorp
                      Consolidated Statement of Cash Flows
                                    Unaudited

                                   (In 000's)

                                                      Six Months Ended June 30,
                                                         2002        2001
                                                       --------    --------
Cash Flows From Operating Activities:

Net income                                             $  1,655    $  1,176
Adjustment to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                             723         515
  Provision for loan losses                                 288         222
  Amortization of deferred loan fees                       (244)       (200)
  Premium amortization (discount accretion), net            467          (6)
  Gain on securities transactions                           (66)          0
  Loss on sale of capital assets                              1           0
   Changes in:
    Interest receivable and other assets                 (2,702)      1,021
    Interest payable and other liabilities                  185         223
                                                       --------    --------
   Net cash provided by operating activities                307       2,951
                                                       --------    --------

Cash Flows From Investing Activities:
Investment securities held-to-maturity:
  Proceeds from maturities and principal payments            21          19
Investment securities available-for-sale:
  Proceeds from maturities and principal payments        20,582       7,844
  Proceeds from sale of securities                        5,112           0
  Purchases                                             (30,476)    (13,950)
Equity securities:
  Proceeds from sale of securities                           10          23
  Purchases                                                 (36)        (40)
Net increase in loans                                   (23,395)    (19,210)
Sale of capital assets                                        1           0
Capital expenditures                                     (2,043)     (2,446)
                                                       --------    --------
   Net cash used in investing activities                (30,224)    (27,760)
                                                       --------    --------

Cash Flows From Financing Activities:
Net increase in deposits                                 25,131      62,570
Repayment of long-term debt                              (1,846)       (461)
Stock options exercised                                     510         134
Proceeds from issuance of Trust Preferred Securities     10,000           0
Dividends paid                                             (406)       (383)
                                                       --------    --------
   Net cash provided by financing activities             33,389      61,860
                                                       --------    --------
Net increase in cash and cash equivalents                 3,472      37,051
Cash and cash equivalents at beginning of year           37,411      25,456
                                                       --------    --------
Cash and cash equivalents at end of period             $ 40,883    $ 62,507
                                                       ========    ========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                        $  1,856    $  2,900
  Taxes paid                                           $    991    $    271
  Retired assets                                       $      0    $     15


The accompanying notes are an integral part of these statements

                                NORTH BAY BANCORP
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2002

NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements, which include the accounts of North Bay Bancorp and its subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consist of two community banks, The Vintage Bank, established in 1985, and Solano Bank, which was opened July 17, 2000. All significant intercompany transactions and balances have been eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2002 and 2001, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 2001.

NOTE 2 - Commitments

The Company has outstanding standby Letters of Credit of approximately $748,000, undisbursed real estate and construction loans of approximately $13,672,000, and undisbursed commercial and consumer lines of credit of approximately $48,937,000, as of June 30, 2002.

NOTE 3 - Earnings Per Common Share

The Company declared a 5% stock dividend on January 28, 2002. As a result of the stock dividend the number of common shares outstanding and earnings per share data was adjusted retroactively for all periods presented.

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

                                                         Weighted Average          Per-Share
                                     Net Income              Shares                 Amount
                                     ----------              ------                 ------
                                           For the three months ended June 30, 2002
                                           ----------------------------------------
  Basic earnings per share           $877,000               2,080,851               $0.42
  Dilutive effect of stock options                             62,946
  Diluted earnings per share                                2,143,797               $0.41

                                           For the three months ended June 30, 2001
                                           ----------------------------------------
  Basic earnings per share           $622,000               2,053,842               $0.30
  Dilutive effect of stock options                             22,094
  Diluted earnings per share                                2,075,936               $0.30

                                                         Weighted Average          Per-Share
                                     Net Income              Shares                 Amount
                                     ----------              ------                 ------
                                           For the six months ended June 30, 2002
                                           --------------------------------------
  Basic earnings per share           $1,655,000             2,070,461               $0.80
  Dilutive effect of stock options                             58,645
  Diluted earnings per share                                2,129,106               $0.78

                                           For the six months ended June 30, 2001
                                           --------------------------------------
  Basic earnings per share           $1,176,000             2,048,840               $0.57
  Dilutive effect of stock options                             25,189
  Diluted earnings per share                                2,074,029               $0.57

NOTE 4- Segment Reporting

The Company's operating segments consist of its traditional community banking activities provided through its Banks and activities related to the Bancorp. Community banking activities include the Banks' commercial and retail lending, deposit gathering and investment and liquidity management activities. As permitted, the Company has aggregated the results of the separate banks and branches into a single reportable segment, and the Bancorp activities are reported as "Other". The Bancorp provides services such as, Data Processing and Management services to the Banks'.

The components of the Company's business segments for the three months ended June 30, 2002 were as follows:


                                                        (In 000's)

                                      Community           Intersegment
                                       Banking    Other    Adjustments  Consolidated
                                      -------    -------     -------     -------
Interest Income                       $ 5,173    $     0           0     $ 5,173
Interest Expense                          817         24           0         841
                                      -------    -------     -------     -------
   Net Interest Income                  4,356        (24)          0       4,332

Provision for loan losses                 144          0           0         144
Equity in net income of
subsidiaries                                0        982        (982)          0
Noninterest Income                        687      1,392      (1,434)        645
Noninterest Expense                     3,346      1,543      (1,434)      3,455
                                      -------    -------     -------     -------
Income Before Tax                       1,553        807        (982)      1,378
Provision for
   Income Taxes                           571        (70)          0         501
                                      -------    -------     -------     -------
Net Income                            $   982    $   877     ($  982)    $   877
                                      -------    -------     -------     -------

The components of the Company's business segments for the three months ended June 30, 2001 were as follows:

                                                        (In 000's)


                                      Community           Intersegment
                                       Banking    Other    Adjustments  Consolidated
                                      -------    -------     -------     -------
Interest Income                       $ 5,086    $     0     $     0     $ 5,086
Interest Expense                        1,640         43           0       1,683
                                      -------    -------     -------     -------
   Net Interest Income                  3,446        (43)          0       3,403

Provision for loan losses                 111          0           0         111
Equity in net income of
subsidiaries                                0        659        (659)          0
Noninterest Income                        609      1,335      (1,377)        567
Noninterest Expense                     2,896      1,356      (1,377)      2,875
                                      -------    -------     -------     -------
Income Before Tax                       1,048        595        (659)        984
Provision for
   Income Taxes                           389        (27)          0         362
                                      -------    -------     -------     -------
Net Income                            $   659    $   622     ($  659)    $   622
                                      -------    -------     -------     -------

The components of the Company's business segments for the six months ended June 30, 2002 were as follows:

                                                        (In 000's)


                                      Community           Intersegment
                                       Banking    Other    Adjustments  Consolidated
                                     --------   --------    --------    --------
Interest Income                      $ 10,059   $      0    ($    13)   $ 10,046
Interest Expense                        1,665         39         (13)      1,691
                                     --------   --------    --------    --------
   Net Interest Income                  8,394        (39)          0       8,355

Provision for loan losses                 288          0           0         288
Equity in net income of
subsidiaries                                0      1,890      (1,890)          0
Noninterest Income                      1,427      2,742      (2,825)      1,344
Noninterest Expense                     6,548      3,099      (2,825)      6,822
                                     --------   --------    --------    --------
Income Before Tax                       2,985      1,494      (1,890)      2,589
Provision for
   Income Taxes                         1,095       (161)          0         934
                                     --------   --------    --------    --------
Net Income                           $  1,890   $  1,655    ($ 1,890)   $  1,655
                                     --------   --------    --------    --------

Assets                               $359,290   $ 43,818    ($40,417)   $362,691
Loans, Net                            206,899          0           0     206,899
Deposits                              326,175          0      (8,603)    317,572
Equity                                 31,814     32,395     (31,814)     32,395

The components of the Company's business segments for the six months ended June 30, 2001 were as follows:

                                                        (In 000's)


                                      Community           Intersegment
                                       Banking    Other    Adjustments  Consolidated
                                     --------   --------    --------    --------
Interest Income                      $  9,841   $      0    $      0    $  9,841
Interest Expense                        3,205        106           0       3,311
                                     --------   --------    --------    --------
   Net Interest Income                  6,636       (106)          0       6,530

Provision for loan losses                 222          0           0         222
Equity in net income of
subsidiaries                                0      1,491      (1,491)          0
Noninterest Income                      1,197      2,204      (2,289)      1,112
Noninterest Expense                     5,195      2,640      (2,289)      5,546
                                     --------   --------    --------    --------
Income Before Tax                       2,416        949      (1,491)      1,874
Provision for
   Income Taxes                           925       (227)          0         698
                                     --------   --------    --------    --------
Net Income                           $  1,491   $  1,176    ($ 1,491)   $  1,176
                                     --------   --------    --------    --------

Assets                               $308,999   $ 30,907    ($28,745)   $311,161
Loans, Net                            169,196          0           0     169,196
Deposits                              280,874          0      (1,666)    279,208
Equity                                 27,079     27,997     (27,079)     27,997

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

As a result, FASB Statement No. 143 applies to all entities that have legal obligations associated with the retirement of long-lived tangible assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel.

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

NOTE 8 - Rescission of SFAS No. 4, 44, and 64, Amendments of SFAS No. 13, and Technical Corrections

Statement Financial Accounting Standards No. 145 rescinds SFAS No. 4, which requires all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded.

The accounting, disclosure and financial statements provision of SFAS No. 145 are effective for financial statements in fiscal years beginning after May, 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item shall be reclassified. The implementation of Statement No. 145 is not expected to have a material impact on the financial condition or operating results of the Company.

NOTE 9 - Accounting for Costs Associated with Exit or Disposal Activities

The Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS 146), which requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recongnition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to applied prospectively to exit or disposal activities initiated after December 31, 2002.

                                     Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to the historical information this Quarterly Report contains certain forward-looking statements. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, fee and other noninterest income earned, the economic uncertainty created by the September 11, 2001 terrorist attacks on the World Trade Center and the United States' war on terrorism, as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

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

CRITICAL ACCOUNTING POLICIES

In preparing its consolidated financial statements, the Company is required to make judgments and estimates that may have a significant impact upon its financial results. Certain accounting policies require the Company to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and are considered critical accounting policies. The estimates and assumptions used are based on the historical experiences and other factors, which are believed to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions , which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods. The Company's determination of the adequacy of its allowance for loan losses is particularly susceptible to management's judgment and estimates. For further information, see Provision and Allowance for Loan Losses on page 14.

OVERVIEW

Net income was $877,000 or $.41 per diluted share for the three months ended June 30, 2002, compared with $622,000 or $.30 per diluted share for the three months ended June 30, 2001, an increase of 41%. Net income was $1,655,000 or $.78 per diluted share for the six months ended June 30, 2002, compared with $1,176,000 or $.57 per diluted share for the six months ended June 30, 2001, an increase of 41%. Total assets were $362,691,000 as of June 30, 2002; equating to a 17% growth in assets during the twelve months ended June 30, 2002.

SUMMARY OF EARNINGS

NET INTEREST INCOME

The following table provides a summary of the components of interest income, interest expense and net interest margins for the six months ended June 30, 2002 and June 30, 2001:

                                                                               (In 000's)
                                                              2002                                    2001
                                                              ----                                    ----
                                             Average         Income/       Average    Average        Income/     Average
                                             Balance         Expense     Yield/Rate   Balance        Expense    Yield/Rate
                                           ------------------------------------------------------------------------------------
 Loans(1)(2)                               $ 200,580        $   7,897       7.87%    $ 163,007       $   7,381     9.06%
 Investment securities:
   Taxable                                    68,833            1,652       4.80%       47,430           1,520     6.41%
   Non-taxable(3)                             14,238              406       5.70%       13,828             420     6.07%
                                           ---------        ---------                ---------       ---------

TOTAL LOANS AND INVESTMENT
SECURITIES                                   283,651            9,955       7.02%      224,265           9,321     8.31%

 Due from banks, time                            100                3       6.00%          100               3     6.00%
 Federal funds sold                           19,844              156       1.57%       28,203             605     4.29%
                                           ---------        ---------                ---------       ---------


TOTAL EARNING ASSETS                         303,595        $  10,114       6.66%      252,568       $   9,929     7.86%
                                           ---------        ---------                ---------       ---------

 Cash and due from banks                      18,606                                    15,467
 Allowance for loan losses                    (2,885)                                   (2,400)
 Premises and equipment, net                  10,262                                     6,687
 Accrued interest receivable
   and other assets                           10,859                                     6,065
                                           ---------                                 ---------


TOTAL ASSETS                               $ 340,437                                 $ 278,387
                                           =========                                 =========

LIABILITIES AND SHAREHOLDERS'
EQUITY

 Deposits:
   Interest bearing demand                 $ 122,104        $     500       0.82%      $92,126       $   1,239     2.69%
   Savings                                    23,904              113       0.95%       18,393             129     1.40%
   Time                                       75,699            1,039       2.75%       70,568           1,834     5.20%
                                           ---------        ---------                ---------       ---------
                                             221,707            1,652                  181,087           3,202

   Long-term debt                              1,709               39       4.56%        2,461             107     8.70%
   Short-term borrowings                           0                0       0.00%           90               2     4.44%
                                               1,709               39                    2,551             109

TOTAL INTEREST BEARING
 LIABILITIES                                 223,416        $   1,691       1.51%      183,638       $   3,311     3.61%
                                           ---------        ---------                ---------       ---------

 Noninterest bearing DDA                      82,102                                    65,778
 Accrued interest payable
   and other liabilities                       3,937                                     1,542
 Shareholders' equity                         30,982                                    27,429
                                           ---------                                 ---------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                      $ 340,437                                 $ 278,387
                                           =========                                 =========
NET INTEREST INCOME                                         $   8,423                                $   6,618
                                                            =========                                =========
NET INTEREST INCOME TO
 AVERAGE EARNING ASSETS
(Net Interest Margin (4))                                       5.55%                                    5.24%

(1) Average loans would include nonaccrual loans. The Company had no nonaccrual loans during 2002 or 2001.

(2) Loan interest income includes loan fee income of $563 in 2002 and $452 in 2001 for the six months ended June 30, 2002 and June 30, 2001, respectfully.

(3) Average yields shown are taxable-equivalent. On a non- taxable basis, 2002 interest income was $338 with an average yield of 4.75%; in 2001 non-taxable income was $332 and the average yield was 4.80%.

(4) Net interest margin is calculated by dividing net interest income by the average balance of total earning assets for the applicable period

Net interest income represents the amount by which interest earned on earning assets (primarily loans and investments) exceeds the amount of interest paid on deposits. Net interest income is a function of volume, interest rates and level of non-accrual loans. Non-refundable loan origination fees are deferred and amortized into income over the life of the loan.

Net interest income before the provision for loan losses on a taxable-equivalent basis for the three months ended June 30, 2002 and June 30, 2001 was $4,368,000 and $3,447,000, respectively. These results equate to a 27% increase in net interest income for the second quarter of 2002 compared to the second quarter of 2001. Loan fee income, which is included in interest income from loans, was $299,000 for the three months ended June 30, 2002, compared with $255,000 for the three months ended June 30, 2001. Net interest income before the provision for loan losses on a taxable-equivalent basis for the six months ended June 30, 2002 and June 30, 2001 was $8,423,000 and $6,618,000, respectively. These results equate to a 27% increase in net interest income for the first six months of 2002 compared to the same period in 2001. Loan fee income, which is included in interest income from loans, was $563,000 for the six months ended June 30, 2002, compared with $452,000 for the six months ended June 30, 2001. Taxable-equivalent interest income increased $79,000 or 2% in the second quarter of 2002 compared with the same period of 2001. The net increase of $79,000 was attributed to an increase in the volume of earning assets accounting for $1,028,000 of this increase, offset by a decrease of $949,000 attributable to lower rates. Interest paid on interest-bearing liabilities decreased $842,000 in 2002 in the second quarter of 2002 compared with the second quarter of 2001. Although increases in the volume of deposits and other borrowings accounted for an increase of $195,000 it was offset by $1,037,000 attributed to lower rates. The average balance of earning assets increased $51,027,000 or 20% during the twelve months ended June 30, 2002. Taxable-equivalent interest income increased $185,000 or 2% in the first six months of 2002 compared with the same period of 2001. The net increase of $185,000 was attributed to an increase in the volume of earning assets accounting for $2,224,000 of this increase, offset by a decrease of $2,039,000 attributable to lower rates. The average balance of interest-bearing liabilities increased $39,778,000 or 22% during the first six month of 2002 compared with the same period in 2001. Interest paid on interest-bearing liabilities decreased $1,620,000 in

2002 compared with 2001. Although increases in the volume of deposits and other borrowings accounted for an increase of $540,000 it was offset by $2,160,000 attributed to lower rates. Management does not expect a material change in the Company's net interest margin during the next twelve months as the result of a modest increase or decrease in general interest rates.

The following table sets forth a summary of the changes in interest earned and interest paid for the first six months in 2002 over 2001 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

                                                           (In 000's)
                                                         2002 Over 2001
                                                         --------------
                                                 Volume      Rate        Total
                                              ----------------------------------

Increase (Decrease) In
 Interest and Fee Income

   Time Deposits With Other
    Financial Institutions                    $     0      $     0      $     0

   Investment Securities:
     Taxable                                      686         (554)         132
     Non-Taxable(1)                                12          (26)         (14)
   Federal Funds Sold                            (179)        (270)        (449)
   Loans                                        1,705       (1,189)         516
                                              ----------------------------------
   Total Interest and Fee Income                2,224       (2,039)         185
                                              ----------------------------------

Increase (Decrease) In
 Interest Expense

   Deposits:
     Interest Bearing
     Transaction Accounts                         403       (1,142)        (739)
     Savings                                       38          (54)         (16)
     Time Deposits                                134         (929)        (795)
                                              ----------------------------------
   Total Deposits                                 575       (2,125)      (1,550)

   Long-term Debt                                 (33)         (35)         (68)
   Short-term Borrowings                           (2)           0           (2)
                                              ----------------------------------
   Total Interest Expense                         540       (2,160)      (1,620)
                                              ----------------------------------
   Net Interest Income                        $ 1,684      $   121      $ 1,805
                                              ==================================

(1) The interest earned is taxable-equivalent.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by the provision for loan losses and reduced by net charge offs. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary they are reported in earnings in the periods in which they become known. The Company conducts credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience and other factors in determining the adequacy of the allowance balance. This evaluation establishes a specific allowance for all classified loans over $50,000 and establishes percentage allowance requirements for all other loans, according to the classification as determined by the Company's internal grading system. As of June 30, 2002 the allowance for loan losses of $3,005,000 represented 1.43% of loans outstanding. As of June 30, 2001, the allowance represented 1.45% of loans outstanding. During the six months ended June 30, 2002,

$288,000 was charged to expense for the loan loss provision, compared with $222,000 for the same period in 2001. There were no net charge-offs during the first six months of 2002, compared with net recoveries of $4,000 for the first six months of 2001. The following table summarizes changes in the allowance for loan losses:

                                                               (In 000's)
                                                           June 30,     June 30,
                                                             2002         2001
Balance, beginning of period                               $ 2,717      $ 2,268
Provision for loan losses                                      288          222
Loans charged off                                               (2)           0
Recoveries of loans previously charged off                       2            4
                                                           -------      -------
Balance, end of period                                     $ 3,005      $ 2,494
                                                           =======      =======

Allowance  for loan  losses  to  total  outstanding
loans                                                         1.43%        1.45%

There were no loans on non-accrual status as of June 30, 2002, June 30, 2001 or December 31, 2001.

NON-INTEREST INCOME

Non-interest income was $645,000 for the three months ended June 30, 2002 compared with $567,000 for the same period in 2001, a 14% increase. Non-interest income was $1,278,000 for the six months ended June 3, 2002 compared with $1,112,000 for the same period in 2001, a 15% increase. Non-interest income primarily consists of service charges and other fees related to deposit accounts. The increase in non-interest income resulted primarily from an increase in the number of deposit accounts, transaction volumes and directly related service charges.

GAINS ON SECURITIES

Net gain of $66,000 for the six months ended June 30, 2002 resulted from the sale of several available-for-sale securities. There were no gains or losses on securities for the three months ended June 30, 2002 or 2001 and no gains or losses on securities during the six months ended June 30, 2001.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended June 30, 2002 and June 30, 2001 was $3,455,000 and $2,875,000, respectively, a 20% increase. Non-interest expense for the six months ended June 30, 2002 and June 30, 2001 was $6,822,000 and $5,546,000, respectively, a 23% increase. The increase compared with the prior reporting period is primarily due to the Company opening two new branch offices during the first quarter of 2002. Salaries and employee benefits expense for the three months ended June 30, 2002 and 2001 were $1,976,000 and $1,542,000, respectively, a 28% increase. Salaries and employee benefits expense for the six months ended June 30, 2002 and 2001 were $3,880,000 and $2,950,000, respectively, a 32% increase. The increase in 2002 resulted from increased salaries paid to Company officers and employees, and an increase of approximately nine full-time equivalent employees from 125 at June 30, 2001 to 134 at June 30, 2002. The Company continued to strengthen its management team by hiring six additional managers over 2001. Occupancy expense for the three months ended June 30, 2002 and 2001 were $218,000 and $200,000, respectively, a 9% increase. Occupancy expense for the six months ended June 30, 2002 and 2001 were $452,000 and $421,000, respectively, representing a 7% increase. The increase in 2002 is attributed to opening two branch offices in January 2002, offset by rental income from leases at the Vacaville property, which was purchased by Solano Bank mid-2001. The Company had six branch offices at June 30, 2001 compared with eight at June 30, 2002. Equipment expenses for the three months ended June 30, 2002 and 2001 was $466,000 and $343,000, respectively, representing an increase of 36%. Equipment expenses for the six months ended June 30, 2002 and 2001 was $942,000 and $673,000, respectively, an increase of 40%. The increase was primarily due to an increase in depreciation expense resulting from accelerated depreciation on the host banking system, which was replaced in 2002, as well as furniture and equipment depreciation expenses of the two new branch offices. Other expenses for the three months ended June 30, 2002 and June 30, 2001 were $795,000 and $790,000, respectively, approximately a 1% increase. Other expenses for the six months ended June 30, 2002 and June 30, 2001 were $1,548,000 and $1,502,000, respectively, a 3% increase. The increase from last year is primarily due to costs associated with operating eight branch offices in 2002 in comparison to six in 2001.

INCOME TAXES

The Company reported a provision for income tax for the three months ended June 30, 2002 and 2001 of $501,000 and $362,000, respectively. The Company reported a provision for income tax for the six months ended June 30, 2002 and 2001 of $934,000 and $698,000, respectively. Both the 2002 and 2001 provisions reflect tax accruals at statutory rates for both federal and state income taxes, adjusted primarily for the effect of the Company's investments in tax-exempt municipal securities and bank owned life insurance policies.

BALANCE SHEET

Total assets as of June 30, 2002 were $362,691,000 compared with $311,161,000 as of June 30, 2001, and $326,806,000 at December 30, 2001 equating to a 17% increase during the twelve months ended June 30, 2002, and an 11% increase for the six months ended June 30, 2002. Total deposits as of June 30, 2002 were $317,572,000 compared with $279,208,000 as of June 30, 2001, and $292,441,000 at
December 30, 2001 representing a 14% increase during the twelve months then ended, and a 9% increase for the six months ended June 30, 2002. Loans outstanding as of June 30, 2002 were $209,904,000 compared with $171,690,000 as of June 30, 2001, and $186,265,000 at December 30, 2001 equating to a 22% increase during the twelve months then ended and a 13% increase for the six months ended June 30, 2002.

TRUST PREFERRED SECURITIES

On June 26, 2002, North Bay Statutory Trust I (Trust), a Connecticut statutory business trust and wholly-owned subsidiary of North Bay Bancorp, issued $10 million in floating rate Cumulative Trust Preferred Securities (Securities). The Securities bear a rate of Libor plus 3.45% and have an initial interest rate of 5.34%; the Securities will mature on June 26, 2032, but earlier redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. The principal asset of the trust is a $10,310,000 floating rate subordinated debenture of the Company. The subordinated debenture bears an initial interest rate of 5.34%, and matures June 26, 2032, subject to earlier redemption under certain circumstances. North Bay Bancorp owns all the common securities of the Trust.

The Securities, the subordinated debentures, and the common securities issued by the Trust are redeemable in whole or in part on or after June 26, 2007, or at any time in whole, but not in part, upon the occurrence of certain events. The Securities are included in Tier 1 capital for regulatory capital adequacy determination purposes, subject to certain limitations. The Company fully and unconditionally guarantees the obligations of the Trust with respect to the issuance of the Securities.

Subject to certain exceptions and limitations, the Company may, from time to time, defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the Securities and, with certain exceptions, prevent the Company from declaring or paying cash distributions on the Company's common stock or debt securities that rank junior to the subordinated debentures.

BORROWINGS

The Company had a $3,000,000 unsecured loan with Union Bank of California that was to mature in 2003 with principal and interest payments due quarterly. The loan was a variable rate loan tied to Union Bank's reference rate. The Company paid the loan in full in June, 2002 with the proceeds of the Trust Preferred Securities.

LIQUIDITY AND CAPITAL ADEQUACY

The Company's liquidity is determined by the level of assets (such as cash, Federal Funds, and investment in unpledged marketable securities) that are readily convertible to cash to meet customer withdrawals and borrowings. Management reviews the Company's liquidity position on a regular basis to ensure that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Company has a comprehensive Asset/Liability Management and Liquidity Policy, which it uses to determine adequate liquidity. As of June 30, 2002 liquid assets were 36% of total assets, compared with 41% as of June 30, 2001. The Bancorp is primarily dependent on the funds received from Management Fees charged to the subsidiary Banks' and the proceeds of the Trust Preferred Securities to service its commitments and capital purchases.

The Federal Deposit Insurance Corporation Improvement Act (FDICA) established ratios used to determine whether a Company is "Well Capitalized," "Adequately Capitalized," "Undercapitalized," "Significantly Undercapitalized," or "Critically Undercapitalized." A Well Capitalized Company has risk-based capital of at least 10%, tier 1 risked-based capital of at least 6%, and a leverage ratio of at least 5%. As of June 30, 2002, the Company's risk-based capital ratio was 15.48%. The Company's tier 1 risk-based capital ratio and leverage ratio were 14.44% and 12.03%, respectively.

As the following  table  indicates,  the Bank  currently  exceeds the regulatory
capital  minimum  requirements.   The  Bank  is  considered  "Well  Capitalized"
according to regulatory guidelines.

                                                                                     To Be Well Capitalized
                                                              For Capital            Under Prompt Corrective
                                      Actual               Adequacy Purposes            Action Provisions
                                      ------               -----------------            -----------------

                                                               (In 000's)

                               Amount        Ratio       Amount        Ratio         Amount           Ratio
                               ------        -----       ------        -----         ------           -----
As of June 30, 2002:
Total Capital (to Risk
   Weighted Assets)
      Consolidated            $44,399       15.48%      $22,937       >8.00%        $28,671         >10.00%
                                                                      -                             -
      The Vintage Bank         26,099       10.92%       19,114       >8.00%         23,892         >10.00%
                                                                      -                             -
       Solano Bank              7,720       17.41%        3,548       >8.00%          4,435         >10.00%
                                                                      -                             -
Tier I Capital (to Risk
   Weighted Assets)
      Consolidated             41,393       14.44%       11,468       >4.00%         17,202          >6.00%
                                                                      -                              -
      The Vintage Bank         23,313        9.76%        9,557       >4.00%         14,335          >6.00%
                                                                      -                              -
       Solano Bank              7,500       16.91%        1,774       >4.00%          2,661          >6.00%
                                                                      -                              -
Tier I Capital (to
   Average Assets)
      Consolidated             41,393       12.03%       13,767       >4.00%         20,650          >5.00%
                                                                      -
      The Vintage Bank         23,313        8.06%       11,575       >4.00%         17,363          >5.00%
                                                                      -                              -
       Solano Bank              7,500       17.41%        2,192       >4.00%          3,288          >5.00%
                                                                      -                              -

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

The Company manages interest rate risk through its Audit Committee. The Audit Committee monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis uses an income simulation approach to measure the change in interest income and expense under rate shock conditions. The model considers the three major factors of (a) volume differences, (b) repricing differences and (c) timing in its income simulation. The model begins by disseminating data into appropriate repricing buckets based on internally supplied algorithms (or overridden by calibration). Next, each major asset and liability type is assigned a "multiplier" or beta to simulate how much that particular balance sheet category type will reprice when interest rates change. The model uses eight asset and liability multipliers consisting of bank-specific or default multipliers. The remaining step is to simulate the timing effect of assets and liabilities by modeling a month-by-month simulation to estimate the change in interest income and expense over the next 12-month period. The results are then expressed as the change in pre-tax net interest income over a 12-month period for +1%, and +2% shocks.

Utilizing the simulation model to measure interest rate risk at June 30, 2002 and December 31, 2001 the Company is within the established exposure of a 4% change in "return on equity" tolerance limit. There were no significant changes in interest rate risk from the annual report on form 10-K for December 31, 2001.

                           PART II - OTHER INFORMATION

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On July 25, 2002, Open Solutions, Inc. ("OSI") filed a complaint against the Company in the United States District Court, District of Connecticut (Civil Action No. 302CV1284 JCH). The action is for breach of contract and breach of good faith and fair dealing brought pursuant to Connecticut law and alleges that the Company has failed and continues to fail to make payments for support services provided to it by OSI. OSI seeks monetary damage which it believes to be in excess of $500,000. The Company has not yet responded to the complaint, but intends to vigorously defend the action and to raise appropriate affirmative defenses and/or file appropriate cross-complaints.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 26, 2002, North Bay Statutory Trust I (Trust), a Connecticut statutory business trust and wholly-owned subsidiary of North Bay Bancorp, issued $10 million in floating rate Cumulative Trust Preferred Securities (Securities) to Preferred Term Securities VI, LTD, a Cayman Island limited liability company. The Securities bear a rate of Libor plus 3.45% and have an initial interest rate of 5.34%; the Securities will mature on June 26, 2032, but earlier redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. The principal asset of the trust is a $10,310,000 floating rate subordinated debenture of the Company. The subordinated debenture bears an initial interest rate of 5.34%, and matures June 26, 2032, subject to earlier redemption under certain circumstances. North Bay Bancorp owns all the common securities of the Trust.

The Securities, the subordinated debentures, and the common securities issued by the Trust are redeemable in whole or in part on or after June 26, 2007, or at any time in whole, but not in part, upon the occurrence of certain events. The Securities are included in Tier 1 capital for regulatory capital adequacy determination purposes, subject to certain limitations. The Company fully and unconditionally guarantees the obligations of the Trust with respect to the issuance of the Securities.

Subject to certain exceptions and limitations, the Company may, from time to time, defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the Securities and, with certain exceptions, prevent the Company from declaring or paying cash distributions on the Company's common stock or debt securities that rank junior to the subordinated debentures.

The debenture and the guarantee were issued pursuant to the exception from registration provided by section 4 (2) of the Securities Act of 1933, as amended.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) The Third Annual Meeting of the shareholders of the Company was held on April 30, 2002.

                  (b) Proxies for the meeting were solicited pursuant to Regulation 14A under the Act, there were no solicitations in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected.

                  (c) In addition to the election of directors and aside from procedural matters, the following matters were voted upon at the annual shareholders' meeting:

                         (i) A proposal  to  approve  the  Company's  2002 Stock
Option Plan (the "Plan"). The affirmative vote of the majority of the shares voted and the majority of the disinterest shares voting was required for approval. At the Third Annual Meeting, the proposal to approve the Plan was approved with 1,006,893 affirmative votes (all of which were disinterest shares), 10,080 negative votes, and 36,619 abstaining votes.

                  (d) There was no settlement between the Company and any other person terminating any solicitation subject to Rule 14a-11.

ITEM 5.    OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) An index of exhibits begins on page 21.

            (b) On April 3, 2002 the Company filed a Current Report on Form 8-K, reporting that he Company issued a press release announcing that John A. Nerland accepted the position of President and CEO of its subsidiary bank, Solano Bank. On April 15, 2002 the Company filed a Current Report on Form 8-K, reporting it had dismissed Arthur Andersen, LLP and retained KPMG, LLP as the independent accountant chosen to audit the Company's consolidated financial statements. On May 20, 2002 the Company filed a Current Report on Form 8-K, reporting the issuance of a press release announcing the Company's earning for the quarter ended March 31, 2002. No Financial statements were filed the Current Report on Form 8-K. On June 7, 2002 the Company filed a Current Report on Form 8-K, reporting that the Company issued a press release announcing its plans for a $10 million participation in a trust preferred pooled transaction.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NORTH BAY BANCORP
                            A California Corporation

Date: August 13, 2002           BY: /s/ Terry L. Robinson
                                    --------------------------------
                                     Terry L. Robinson
                                     President & CEO
                                     Principal Executive Officer

Date: August 13, 2002            BY: /s/ Lee-Ann Cimino
                                     --------------------------------
                                      Lee-Ann Cimino
                                      Senior Vice President
                                      Principal Financial Officer

                                  EXHIBIT INDEX



 Exhibit No.     Description
 -----------     -----------
    4.1          Certificate Evidencing Floating Rate Capital Securities

    4.2          Floating Rate Junior Subordinated Deferrable Interest Debenture

    4.3          Certificate Evidencing Floating Rate Common Securities

    4.4          Guarantee Agreement

    4.5 Indenture dated June 26, 2002 , North Bay Bancorp Issuer, State Street Bank and Trust Company of Connecticut, N.A., as Trustee for Floating Rate Junior Subordinated Deferrable Interest Debenture

   10.1          Amended North Bay Bancorp Stock Option Plan*

   10.2          North Bay Bancorp 2002 Stock Option Plan and Related Agreements
                 (1)*

  10.15 Employment Agreement dated as of April 15, 2002 by and between Solano Bank and John A. Nerland*

  10.16          North Bay Bancorp 2002 Deferred Fee Plan*

  10.17 Amended and Restated Declaration of Trust by and Among State Street Bank and Trust Company of Connecticut, N.A, as Institutional Trustee, North Bay Bancorp as Sponsor, and Administrators, Dated as of June 26, 2002.

     11          Statement re:  computation of per share earnings is included in
                 Note 3 to the unaudited condensed consolidated financial statements of Registrant.

   99.1 Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

   99.2 Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

      (1) Filed as Exhibit 99.1 to Registration Statement No. 333-90006 on Form S-8 filed by North Bay Bancorp with SEC on June 7, 2002 and incorporated herein by reference.

* Compensation Plans