Form 10-Q
period 2002-09-30
NORTH BAY BANCORP/CA
filed 2002-11-12
CIK 1102595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR the quarter period ended September 30, 2002



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

                         Preferred Share Purchase Rights
                         -------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of the North Bay Bancorp's Common Stock outstanding as of November 8, 2002: 2,123,687

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

FINANCIAL INFORMATION

The information for the three months and nine months ended September 30, 2002 and September 30, 2001 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of North Bay Bancorp (Company) at September 30, 2002 and the results of operations and cash flows for the three and nine months then ended. Results for interim periods should not be considered as indicative of results for a full year.

                                     Item 1.

                              FINANCIAL STATEMENTS

                                                                                     North Bay Bancorp
                                                                                Consolidated Balance Sheets
                                                                                         Unaudited
                                                                                         (In 000's)

                                                                     September 30,      September 30,       December 31,
Assets                                                                  2002                2001                2001
                                                                      --------            --------            --------
Cash and due from banks                                               $ 20,091            $ 17,467            $ 19,311
Federal funds sold                                                      25,154               1,992              18,000
Time deposits with other financial institutions                            100                 100                 100
                                                                      --------            --------            --------

                     Total cash and cash equivalents                    45,345              19,559              37,411

Investment Securities:
   Held-to-maturity                                                      1,272               1,314               1,314
   Available-for-sale                                                  106,280              89,990              83,565
   Equity securities                                                     1,352               1,249               1,241
                                                                      --------            --------            --------
                     Total investment securities                       108,904              92,553              86,120

Loans, net of allowance for loan losses of $3,143 in September, 2002
   $2,601 in September, 2001 and $2,717 in December, 2001              219,245             183,229             183,548
Bank premises and equipment, net                                        10,691               9,286               9,329
Accrued interest receivable and other assets                            11,743               8,441              10,398
                                                                      --------            --------            --------

                            Total assets                              $395,928            $313,068            $326,806
                                                                      ========            ========            ========

Liabilities and Shareholders' Equity

Deposits:
   Non-interest bearing                                               $ 94,833            $ 72,897            $ 77,117
   Interest bearing                                                    253,266             206,429             215,324
                                                                      --------            --------            --------
                           Total deposits                              348,099             279,326             292,441

Long term debt                                                               0               2,077               1,846
                                                                      --------            --------            --------
                           Total borrowings                                  0               2,077               1,846


Accrued interest payable and other liabilities                           3,377               1,877               2,539
                                                                      --------            --------            --------

                          Total liabilities                            351,476             283,280             296,826

Floating rate subordinated debenture (trust preferred securities)       10,000                   0                   0


Shareholders' equity:

Preferred stock - no par value:
Authorized, 500,000 shares;
Issued and outstanding - none
Common stock - no par value:
Authorized, 10,000,000 shares;
Issued and outstanding - 2,123,687 shares in September 2002,
   1,960,902 shares in September, 2001, and 1,960,902 in
   December, 2001                                                       25,269              21,935              21,973
Retained earnings                                                        7,487               6,526               7,454
Accumulated other comprehensive income                                   1,696               1,327                 553
                                                                      --------            --------            --------
                     Total shareholders' equity                         34,452              29,788              29,980

             Total liabilities and shareholders' equity               $395,928            $313,068            $326,806
                                                                      ========            ========            ========

The accompanying notes are an integral part of these statements

                                                                        North Bay Bancorp
                                                                Consolidated Income Statements
                                                                           (Unaudited)
                                                                (In 000's except per share data)

                                                       Three Months Ended                 Nine Months Ended
                                                 September 30,    September 30,     September 30,    September 30,
                                                     2002             2001             2002              2001
                                                    ------           ------           -------           -------
Interest Income
   Loans (including fees)                           $4,290           $3,993           $12,187           $11,374
   Federal funds sold                                  135              298               291               903
   Investment securities - taxable                     906              869             2,561             2,392
   Investment securities - tax exempt                  164              164               502               496
                                                    ------           ------           -------           -------
Total interest income                                5,495            5,324            15,541            15,165

Interest Expense
   Deposits                                            859            1,448             2,511             4,650
   Short term borrowings                                 0                0                 0                 2
   Long term debt                                      153               34               192               141
                                                    ------           ------           -------           -------
Total interest expense                               1,012            1,482             2,703             4,793

Net interest income                                  4,483            3,842            12,838            10,372

Provision for loan losses                              144              111               432               333
                                                    ------           ------           -------           -------

Net interest income after
   provision for loan losses                         4,339            3,731            12,406            10,039

Non interest income                                    731              547             2,009             1,659
Gains on securities transactions, net                    0                0                66                 0
                                                    ------           ------           -------           -------
Total non interest income                              731              547             2,075             1,659

Non interest expenses
   Salaries and employee benefits                    1,978            1,671             5,858             4,621
   Occupancy                                           228              228               680               649
   Equipment                                           450              308             1,392               981
   Other                                             1,041              739             2,589             2,241
                                                    ------           ------           -------           -------
Total non interest expense                           3,697            2,946            10,519             8,492
                                                    ------           ------           -------           -------

Income before provision for
   income taxes                                      1,373            1,332             3,962             3,206

Provision for income taxes                             446              414             1,380             1,112
                                                    ------           ------           -------           -------

Net income                                          $  927           $  918           $ 2,582           $ 2,094
                                                    ======           ======           =======           =======
Basic earnings per common share:                    $ 0.44           $ 0.45           $  1.24           $  1.02
                                                    ======           ======           =======           =======
Diluted earnings per common share:                  $ 0.43           $ 0.44           $  1.21           $  1.01
                                                    ======           ======           =======           =======
Dividends Paid                                      $    0           $    0           $   .20           $   .20
                                                    ======           ======           =======           =======

The accompanying notes are an integral part of these statements

                                                                             North Bay Bancorp
                                                         Consolidated Statement of Change in Shareholders' Equity
                                                                         For the Nine Months Ended
                                                                            September 30, 2002
                                                                       (Unaudited except share data)
                                                                                (In 000's)

                                                                                  Accumulated
                                                                                        Other        Total
                                        Common Shares     Common     Retained   Comprehensive Shareholders  Comprehensive
                                         Outstanding       Stock     Earnings          Income      Equity          Income
                                        ---------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                1,960,902    $ 21,973     $ 7,454        $   553        $29,980

Stock dividend                               97,408       2,143      (2,157)                          (14)
Cash dividend                                                          (392)                         (392)
Comprehensive income:
    Net income                                                        2,582                         2,582       $ 2,582
    Other comprehensive loss, net of tax:
       Change in net unrealized losses on
       available-for-sale securities,
       net of tax                                                                    1,143          1,143         1,143
                                                                                                                -------

Comprehensive income                                                                                            $ 3,725
                                                                                                                =======
Stock options exercised                      65,377       1,153                                     1,153
                                          ---------    --------                                   -------
BALANCE, SEPTEMBER 30, 2002               2,123.687    $ 25,269     $ 7,487        $ 1,696        $34,452
                                          =========    ========     =======        =======        =======

The accompanying notes are an integral part of these statements

                                North Bay Bancorp
                      Consolidated Statement of Cash Flows
                                    Unaudited
                                   (In 000's)
                                                             Nine Months Ended
                                                               September 30,
                                                             2002        2001
                                                             ----        ----
Cash Flows From Operating Activities:
Net income                                                 $  2,582    $  2,094
Adjustment to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                               1,076         774
  Provision for loan losses                                     432         333
  Amortization of deferred loan fees                           (374)       (337)
  Premium amortization (discount accretion), net                672          35
  Gain on securities transactions                               (66)          0
  Loss on sale of capital assets                                  1           0
   Changes in:
    Interest receivable and other assets                     (2,157)     (2,167)
    Interest payable and other liabilities                      838         451
                                                           --------    --------
   Net cash provided by operating activities                  3,004       1,183
                                                           --------    --------
Cash Flows From Investing Activities:
Investment securities held-to-maturity:
  Proceeds from maturities and principal payments                42          39
Investment securities available-for-sale:
  Proceeds from maturities and principal payments            33,577      12,060
  Proceeds from sale of securities                            5,112           0
  Purchases                                                 (60,056)    (42,936)
Equity securities:
  Proceeds from sale of securities                               10          23
  Purchases                                                    (120)        (40)
Net increase in loans                                       (35,755)    (33,217)
Sale of capital assets                                            1          42
Capital expenditures                                         (2,440)     (4,860)
                                                           --------    --------

   Net cash used in investing activities                    (59,629)    (68,889)
                                                           --------    --------
Cash Flows From Financing Activities:
Net increase in deposits                                     55,658      62,688
Repayment of long-term debt                                  (1,846)       (692)
Stock options exercised                                       1,153         196
Proceeds from issuance of Trust Preferred Securities         10,000           0
Dividends paid                                                 (406)       (383)
                                                           --------    --------

   Net cash provided by financing activities                 65,559      61,809
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents          7,934      (5,897)
Cash and cash equivalents at beginning of year               37,411      25,456
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 45,345    $ 19,559
                                                           ========    ========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                            $  2,849    $  4,496
  Taxes paid                                               $  1,740    $    851
  Retired assets                                           $      0    $    139

The accompanying notes are an integral part of these statements

                                NORTH BAY BANCORP
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2002


NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements, which include the accounts of North Bay Bancorp and its subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consist of two community banks, The Vintage Bank, established in 1985, and Solano Bank, which was opened July 17, 2000. All significant intercompany transactions and balances have been eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2002 and 2001, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 2001.

NOTE 2 - Commitments

The Company has outstanding standby Letters of Credit of approximately $474,000, undisbursed real estate and construction loans of approximately $16,388,000, and undisbursed commercial and consumer lines of credit of approximately $59,628,000, as of September 30, 2002.

NOTE 3 - Earnings Per Common Share

The Company declared a 5% stock dividend on January 28, 2002. As a result of the stock dividend the number of common shares outstanding and earnings per share data was adjusted retroactively for all periods presented.

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

                                                           Weighted Average        Per-Share
                                     Net Income              Shares                 Amount
                                     ----------              ------                 ------

                                           For the three months ended September 30, 2002
                                           ---------------------------------------------
  Basic earnings per share           $927,000               2,116,711               $0.44
  Dilutive effect of stock options                             46,716
  Diluted earnings per share                                2,163,427               $0.43

                                           For the three months ended September 30, 2001
                                           ---------------------------------------------
  Basic earnings per share           $918,000               2,056,844               $0.45
  Dilutive effect of stock options                             22,459
  Diluted earnings per share                                2,079,303               $0.44

                                                           Weighted Average        Per-Share
                                     Net Income              Shares                 Amount
                                     ----------              ------                 ------

                                           For the nine months ended September 30, 2002
                                           --------------------------------------------
  Basic earnings per share           $2,582,000             2,086,493               $1.24
  Dilutive effect of stock options                             54,669
  Diluted earnings per share                                2,141,162               $1.21

                                           For the nine months ended September 30, 2001
                                           --------------------------------------------
  Basic earnings per share           $2,094,000             2,051,537               $1.02
  Dilutive effect of stock options                             23,247
  Diluted earnings per share                                2,074,784               $1.01

NOTE 4- Segment Reporting

The Company's operating segments consist of its traditional community banking activities provided through its Banks and activities related to the Bancorp. Community banking activities include the Banks' commercial and retail lending, deposit gathering and investment and liquidity management activities. As permitted, the Company has aggregated the results of the separate banks and branches into a single reportable segment, and the Bancorp activities are reported as "Other". The Bancorp provides services such as Data Processing and Management services to the Banks.

The components of the Company's business segments for the three months ended September 30, 2002 were as follows:

                                                              (In 000's)

                                    Community                              Intersegment
                                      Banking               Other           Adjustments         Consolidated
                                      -------               -----           -----------         ------------
Interest Income                       $5,482                  $13                     0               $5,495
Interest Expense                         859                  153                     0                1,012
                                         ---                  ---                     -                -----
   Net Interest Income                 4,623                (140)                     0                4,483
Provision for loan losses                144                    0                     0                  144

Equity in net income of
subsidiaries                               0                1,199               (1,199)                    0
Noninterest Income                       772                1,430               (1,471)                  731
Noninterest Expense                    3,415                1,753               (1,471)                3,697
                                       -----                -----               -------                -----
Income Before Tax                      1,836                  736               (1,199)                1,373
Provision for
   Income Taxes                          637                (191)                     0                  446
                                         ---                -----                     -                  ---
Net Income                            $1,199                 $927              ($1,199)                 $927
                                      ------                 ----              --------                 ----


The  components  of the Company's  business  segments for the three months ended
September 30, 2001 were as follows:

                                                              (In 000's)

                                    Community                              Intersegment
                                      Banking               Other           Adjustments         Consolidated
                                      -------               -----           -----------         ------------
Interest Income                       $5,324                   $0                    $0               $5,324
Interest Expense                       1,447                   35                     0                1,482
                                       -----                   --                     -                -----
   Net Interest Income                 3,877                 (35)                     0                3,842
Provision for loan losses                111                    0                     0                  111

Equity in net income of
subsidiaries                               0                1,002               (1,002)                    0
Noninterest Income                       586                1,282               (1,321)                  547
Noninterest Expense                    2,886                1,381               (1,321)                2,946
                                       -----                -----               -------                -----
Income Before Tax                      1,466                  868               (1,002)                1,332
Provision for
   Income Taxes                          464                 (50)                     0                  414
                                         ---                 ----                     -                  ---
Net Income                            $1,002                 $918              ($1,002)                 $918
                                      ------                 ----              --------                 ----


The  components  of the  Company's  business  segments for the nine months ended
September 30, 2002 were as follows:

                                                              (In 000's)

                                    Community                              Intersegment
                                      Banking               Other           Adjustments         Consolidated
                                      -------               -----           -----------         ------------
Interest Income                      $15,541                  $13                 ($13)              $15,541
Interest Expense                       2,524                  192                  (13)                2,703
                                       -----                  ---                  ----                -----
   Net Interest Income                13,017                (179)                     0               12,838
Provision for loan losses                432                    0                     0                  432

Equity in net income of
subsidiaries                               0                3,089               (3,089)                    0
Noninterest Income                     2,199                4,172               (4,296)                2,075
Noninterest Expense                    9,963                4,852               (4,296)               10,519
                                       -----                -----               -------               ------
Income Before Tax                      4,821                2,230               (3,089)                3,962
Provision for
   Income Taxes                        1,732                (352)                     0                1,380
                                       -----                -----                     -                -----
Net Income                            $3,089               $2,582              ($3,089)               $2,582
                                      ------               ------              --------               ------

Assets                              $389,994              $45,698             ($39,764)             $395,928
Loans, Net                           219,245                    0                     0              219,245
Deposits                             354,186                    0               (6,087)              348,099
Equity                                33,677               34,452              (33,677)               34,452

The components of the Company's business segments for the nine months ended September 30, 2001 were as follows:


                                                              (In 000's)

                                    Community                              Intersegment
                                      Banking               Other           Adjustments         Consolidated
                                      -------               -----           -----------         ------------
Interest Income                      $15,165                   $0                    $0              $15,165
Interest Expense                       4,652                  141                     0                4,793
                                       -----                  ---                     -                -----
   Net Interest Income                10,513                (141)                     0               10,372
Provision for loan losses                333                    0                     0                  333

Equity in net income of
subsidiaries                               0                2,493               (2,493)                    0
Noninterest Income                     1,783                3,486               (3,610)                1,659
Noninterest Expense                    8,081                4,021               (3,610)                8,492
                                       -----                -----               -------                -----
Income Before Tax                      3,882                1,817               (2,493)                3,206
Provision for
   Income Taxes                        1,389                (277)                     0                1,112
                                       -----                -----                     -                -----
Net Income                            $2,493               $2,094              ($2,493)               $2,094
                                      ------               ------              --------               ------

Assets                              $311,711              $32,475             ($31,118)             $313,068
Loans, Net                           183,229                    0                     0              183,229
Deposits                             281,552                    0               (2,226)              279,326
Equity                                28,892               29,788              (28,892)               29,788


NOTE 5 - Impact of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

NOTE 6 - Accounting for Asset Retirement Obligations

The FASB recently issued Statement No. 143, Accounting for Asset Retirement Obligations in August 2001. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

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

Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Enterprises are required to adopt Statement No. 143 for fiscal years beginning after September 15, 2002. Early adoption is encouraged. The Company does not expect adoption of Statement No. 143 to have a material impact on the financial condition or operating results of the Company.

NOTE 7 - Accounting for the Impairment or Disposal of Long-Lived Assets

On October 3, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.
Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. The Company adopted the provisions of Statement 144 on January 1, 2002. The adoption of Statement No. 144 did not have a material impact on the financial condition or operating results of the Company.

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

NOTE 9 - Accounting for Costs Associated with Exit or Disposal Activities

The FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS 146), which requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of Statement No. 146 did not have a material impact on the financial condition or operating results of the Company.

NOTE 10- Trust Preferred Securities

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

NOTE 11 - Acquisitions of Certain Financial Institutions

On October 1, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) Statement No. 147, Acquisitions of Certain Financial Institutions. This Statement brings all business combinations involving financial institutions, except mutuals, into the scope of FAS 141, Business Combinations.

FAS 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with FAS 141 and the related intangibles accounted for in accordance with FAS 142, Goodwill and Other Intangible Assets. FAS 147 removes such acquisitions from the scope of FAS 72, Accounting for Certain Acquisitions of Banking or Thrifts Institutions, which was adopted in February 1983 to address financial institutions acquisitions during a period when many of such acquisitions involved "troubled" institutions.

FAS 147 also amends FAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets to include in its scope long-term customer-relations intangible assets of financial institutions. FAS 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of FAS 72.

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

CRITICAL ACCOUNTING POLICIES

In preparing its consolidated financial statements, the Company is required to make judgments and estimates that may have a significant impact upon its financial results. Certain accounting policies require the Company to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and are considered critical accounting policies. The estimates and assumptions used are based on the historical experiences and other factors, which are believed to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions , which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods. The Company's determination of the adequacy of its allowance for loan losses is particularly susceptible to management's judgment and estimates. For further information, see Provision and Allowance for Loan Losses on page 15.

OVERVIEW

Net income was $927,000 or $.43 per diluted share for the three months ended September 30, 2002, compared with $918,000 or $.44 per diluted share for the three months ended September 30, 2001. Net income was $2,582,000 or $1.21 per diluted share for the nine months ended September 30, 2002, compared with $2,094,000 or $1.01 per diluted share for the nine months ended September 30, 2001, an increase of 23%. Total assets were $395,928,000 as of September 30, 2002; equating to a 26% growth in assets during the twelve months ended September 30, 2002.

SUMMARY OF EARNINGS

NET INTEREST INCOME

The following table provides a summary of the components of interest income, interest expense and net interest margins for the nine months ended September 30, 2002 and September 30, 2001:

                                                                  (In 000's)
                                                   2002                                   2001
                                                   ----                                   ----
                                     Average    Income/       Average       Average    Income/      Average
                                     Balance    Expense    Yield/Rate       Balance    Expense   Yield/Rate
                                   -------------------------------------------------------------------------
 Loans (1) (2)                      $206,141    $12,187         7.88%      $169,934    $11,374        8.92%
 Investment securities:
   Taxable                            72,779      2,556         4.68%        53,710      2,387        5.93%
   Non-taxable (3)                    14,109        602         5.69%        13,772        625        6.05%
                                    --------    -------                    --------    -------

TOTAL LOANS AND INVESTMENT
SECURITIES                           293,029     15,345         7.98%       237,416     14,386        8.08%

 Due from banks, time                    100          5         6.67%           100          5        6.67%
 Federal funds sold                   24,840        291         1.56%        26,332        903        4.57%
                                    --------    -------                    --------    -------

TOTAL EARNING ASSETS                 317,969    $15,641         6.56%       263,848    $15,294        7.73%
                                    --------    -------                    --------    -------

 Cash and due from banks              19,818                                 16,389
 Allowance for loan losses            (2,958)                                (2,451)
 Premises and equipment, net          10,410                                  7,566
 Accrued interest receivable
   and other assets                   11,434                                  6,272
                                    --------                               --------

TOTAL ASSETS                        $356,673                               $291,624
                                    ========                               ========
LIABILITIES AND SHAREHOLDERS'
EQUITY
 Deposits:
   Interest bearing demand          $129,244       $803         0.83%      $100,010    $ 1,819        2.43%
   Savings                            24,776        177         0.95%        18,899        180        1.27%
   Time                               76,360      1,531         2.67%        71,401      2,651        4.95%
                                    --------    -------                    --------    -------
                                     230,380      2,511         1.45%       190,310      4,650        3.25%

   Long-term debt                      5,290        192         4.84%         2,258        141        8.33%
   Short-term borrowings                  0           0         0.00%            75          2        3.56%
                                    --------    -------                    --------    -------
                                       5,290        192                       2,333        143

TOTAL INTEREST BEARING
 LIABILITIES                         235,670    $ 2,703         1.53%       192,643    $ 4,793        3.32%
                                    --------    -------                    --------    -------

 Noninterest bearing DDA              86,291                                 69,267
 Accrued interest payable
   and other liabilities               2,851                                  1,755
 Shareholders' equity                 31,861                                 27,959
                                    --------                               --------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY               $356,673                               $291,624
                                    ========                               ========

NET INTEREST INCOME                             $12,938                                $10,501
                                                =======                                =======
NET INTEREST INCOME TO
 AVERAGE EARNING ASSETS
(Net Interest Margin (4))                          5.43%                                  5.31%

(1) Average loans would include nonaccrual loans. The Company had no nonaccrual loans during 2002 or 2001.

(2) Loan interest income includes loan fee income of $881 in 2002 and $723 in 2001 for the nine months ended September 30, 2002 and September 30, 2001, respectfully.

(3) Average yields shown are taxable-equivalent. On a non- taxable basis, 2002 interest income was $502 with an average yield of 4.74%; in 2001 non-taxable income was $496 and the average yield was 4.80%.

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

Net interest income before the provision for loan losses on a taxable-equivalent basis for the three months ended September 30, 2002 and September 30, 2001 was $4,515,000 and $3,883,000, respectively. These results equate to a 16% increase in net interest income for the third quarter of 2002 compared to the third quarter of 2001. Loan fee income, which is included in interest income from loans, was $318,000 for the three months ended September 30, 2002, compared with $271,000 for the three months ended September 30, 2001. Net interest income before the provision for loan losses on a taxable-equivalent basis for the nine months ended September 30, 2002 and September 30, 2001 was $12,938,000 and
$10,501,000, respectively. These results equate to a 23% increase in net interest income for the first nine months of 2002 compared to the same period in 2001. Loan fee income, which is included in interest income from loans, was $881,000 for the nine months ended September 30, 2002, compared with $723,000 for the nine months ended September 30, 2001. Taxable-equivalent interest income increased $162,000 or 3% in the third quarter of 2002 compared with the same period of 2001. The net increase of $162,000 was attributed to an increase in the volume of earning assets accounting for $1,081,000 of this increase, offset by a decrease of $919,000 attributable to lower rates. Interest paid on interest-bearing liabilities decreased $589,000 in the third quarter of 2002 compared with the third quarter of 2001. Although increases in the volume of deposits and other borrowings accounted for an increase of $206,000 it was offset by $795,000 attributed to lower rates. The average balance of earning assets increased $54,121,000 or 21% during the twelve months ended September 30, 2002. Taxable-equivalent interest income increased $347,000 or 2% in the first nine months of 2002 compared with the same period of 2001. The net increase of $347,000 was attributed to an increase in the volume of earning assets accounting for $3,230,000 of this increase, offset by a decrease of $2,883,000 attributable to lower rates. The average balance of interest-bearing liabilities increased $43,027,000 or 22% during the first nine months of 2002 compared with the same period in 2001. Interest paid on interest-bearing liabilities decreased $2,090,000 in 2002 compared with 2001. Although increases in the volume of deposits and other borrowings accounted for an increase of $563,000 it was offset by $3,053,000 attributed to lower rates. Management does not expect a material change in the Company's net interest margin during the next twelve months as the result of a modest increase or decrease in general interest rates.

The following table sets forth a summary of the changes in interest earned and interest paid for the first nine months in 2002 over 2001 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

                                                  (In 000's)
                                                2002 Over 2001
                                                --------------
                                        Volume       Rate        Total
                                        -------     -------     -------

Increase (Decrease) In
 Interest and Fee Income

   Time Deposits With Other
    Financial Institutions              $     0     $     0     $     0

   Investment Securities:
     Taxable                                850        (681)        169
     Non-Taxable (1)                         15         (38)        (23)
   Federal Funds Sold                       (52)       (560)       (612)
   Loans                                  2,417      (1,604)        813
                                        -------     -------     -------
   Total Interest and Fee Income          3,230      (2,883)        347
                                        -------     -------     -------

Increase (Decrease) In
 Interest Expense

   Deposits:
     Interest Bearing
     Transaction Accounts                   536      (1,552)     (1,016)
     Savings                                 56         (59)         (3)
     Time Deposits                          184      (1,304)     (1,120)
                                        -------     -------     -------
   Total Deposits                           776      (2,915)     (2,139)

   Long-term Debt                           189        (138)         51
   Short-term Borrowings                     (2)          0          (2)
                                        -------     -------     -------
   Total Interest Expense                   963      (3,053)     (2,090)
                                        -------     -------     -------
   Net Interest Income                  $ 2,267     $   170     $ 2,437
                                        =======     =======     =======

(1) The interest earned is taxable-equivalent.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by the provision for loan losses and reduced by net charge offs. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary they are reported in earnings in the periods in which they become known. The Company conducts credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience and other factors in determining the adequacy of the allowance balance. This evaluation establishes a specific allowance for all classified loans over $50,000 and establishes percentage allowance requirements for all other loans, according to the classification as determined by the Company's internal grading system. As of September 30, 2002 the allowance for loan losses of $3,143,000 represented 1.41% of loans outstanding. As of September 30, 2001, the allowance represented 1.40% of loans outstanding. During the nine months ended September 30, 2002, $432,000 was charged to expense for the loan loss provision, compared with $333,000 for the same period in 2001. Net charge-offs during the first nine months of 2002 was $6,000, or .003% of loans outstanding, compared with no net charge-offs for the first nine months of 2001. The Company had no restructured loans at September 30, 2001 or 2002.

The following table summarizes changes in the allowance for loan losses:

                                                                      (In 000's)
                                                       September 30, 2002      September 30, 2001
Balance, beginning of period                                      $ 2,717                $ 2,268
Provision for loan losses                                             432                    333
Loans charged off                                                     (10)                    (5)
Recoveries of loans previously charged off                              4                      5
                                                                  -------                -------
Balance, end of period                                            $ 3,143                $ 2,601
                                                                  =======                =======

Allowance for loan losses to total outstanding loans                 1.41%                  1.40%


There were no loans on non-accrual status as of September 30, 2002, September 30, 2001 or December 31, 2001.

NON-INTEREST INCOME

Non-interest income, exclusive of gains on securities transactions, was $731,000 for the three months ended September 30, 2002 compared with $547,000 for the same period in 2001, a 34% increase. Non-interest income, exclusive of gains on securities transactions, was $2,009,000 for the nine months ended September 3, 2002 compared with $1,659,000 for the same period in 2001, a 21% increase. Non-interest income primarily consists of service charges and other fees related to deposit accounts. The increase in non-interest income resulted primarily from an increase in the number of deposit accounts, transaction volumes and directly related service charges.


GAINS ON SECURITIES

Net gain of $66,000 for the nine months ended September 30, 2002 resulted from the sale of several available-for-sale securities. There were no gains or losses on securities for the three months ended September 30, 2002 or 2001 and no gains or losses on securities during the nine months ended September 30, 2001.


NON-INTEREST EXPENSE

Non-interest expense for the three months ended September 30, 2002 and September 30, 2001 was $3,697,000 and $2,946,000, respectively, a 25% increase.
Non-interest expense for the nine months ended September 30, 2002 and September 30, 2001 was $10,519,000 and $8,492,000, respectively, a 24% increase. The increase compared with the prior reporting period is primarily due to the Company opening two new branch offices during the first quarter of 2002. Salaries and employee benefits expense for the three months ended September 30, 2002 and 2001 were $1,978,000 and $1,671,000, respectively, an 18% increase.
Salaries and employee benefits expense for the nine months ended September 30, 2002 and 2001 were $5,858,000 and $4,621,000, respectively, a 27% increase. The increase in 2002 resulted from increased salaries paid to Company officers and employees, and an increase of approximately eleven full-time equivalent employees from 125 at September 30, 2001 to 136 at September 30, 2002. The Company continued to strengthen its management team by hiring nine additional managers during the first nine months of 2002. Occupancy expense for the three months ended September 30, 2002 and 2001 was $228,000. Occupancy expense for the nine months ended September 30, 2002 and 2001 were $680,000 and $649,000, respectively, representing a 5% increase. The increase in 2002 is attributed to opening two branch offices in January 2002, offset by rental income from leases at the Vacaville property, which was purchased by Solano Bank mid-2001. The Company had six branch offices at September 30, 2001 compared with eight at September 30, 2002. Equipment expenses for the three months ended September 30, 2002 and 2001 was $450,000 and $308,000, respectively, representing an increase of 46%. Equipment expenses for the nine months ended September 30, 2002 and 2001 was $1,392,000 and $981,000, respectively, an increase of 42%. The increase was primarily due to an increase in depreciation expense resulting from accelerated depreciation on the host banking system, which was replaced in 2002, as well as furniture and equipment depreciation expenses of the two new branch offices. Other expenses for the three months ended September 30, 2002 and September 30, 2001 were $1,041,000 and $739,000, respectively, approximately a 41% increase. Other expenses for the nine months ended September 30, 2002 and September 30, 2001 were $2,589,000 and $2,241,000, respectively, a 15% increase. The increase from last year is primarily due to expenses associated with listing on Nasdaq and costs associated with operating eight branch offices in 2002 in comparison to six in 2001.


INCOME TAXES

The Company reported a provision for income tax for the three months ended September 30, 2002 and 2001 of $446,000 and $414,000, respectively. The Company reported a provision for income tax for the nine months ended September 30, 2002 and 2001 of $1,380,000 and $1,112,000, respectively. Both the 2002 and 2001 provisions reflect tax accruals at statutory rates for both federal and state income taxes, adjusted primarily for the effect of the Company's investments in tax-exempt municipal securities and bank owned life insurance policies.


BALANCE SHEET

Total assets as of September 30, 2002 were $395,928,000 compared with $313,068,000 as of September 30, 2001, and $326,806,000 at December 30, 2001
equating to a 26% increase during the twelve months ended September 30, 2002, and a 21% increase for the nine months ended September 30, 2002. Total deposits as of September 30, 2002 were $348,099,000 compared with $279,326,000 as of September 30, 2001, and $292,441,000 at December 30, 2001 representing a 25% increase during the twelve months then ended, and a 19% increase for the nine months ended September 30, 2002. Loans outstanding as of September 30, 2002 were $222,658,000 compared with $185,830,000 as of September 30, 2001, and
$186,265,000 at December 30, 2001 equating to a 20% increase during the twelve months then ended and a 20% increase for the nine months ended September 30, 2002.

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

LIQUIDITY AND CAPITAL ADEQUACY

The Company's liquidity is determined by the level of assets (such as cash, Federal Funds, and investment in unpledged marketable securities) that are readily convertible to cash to meet customer withdrawals and borrowings. Management reviews the Company's liquidity position on a regular basis to ensure that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Company has a comprehensive Asset/Liability Management and Liquidity Policy, which it uses to determine adequate liquidity. As of September 30, 2002 liquid assets were 38% of total assets, compared with 35% as of September 30, 2001. Bancorp is primarily dependent on the funds received from Management Fees charged to the subsidiary Banks' and the proceeds of the Trust Preferred Securities to service its commitments and capital purchases.

The Federal Deposit Insurance Corporation Improvement Act (FDICA) established ratios used to determine whether a Company is "Well Capitalized," "Adequately Capitalized," "Undercapitalized," "Significantly Undercapitalized," or "Critically Undercapitalized." A Well Capitalized Company has risk-based capital of at least 10%, tier 1 risked-based capital of at least 6%, and a leverage ratio of at least 5%. As of September 30, 2002, the Company's risk-based capital ratio was 15.18%. The Company's tier 1 risk-based capital ratio and leverage ratio were 14.14% and 11.42%, respectively.

As the following  table  indicates,  the Bank  currently  exceeds the regulatory
capital  minimum  requirements.   The  Bank  is  considered  "Well  Capitalized"
according to regulatory guidelines.

                                                                                    To Be Well Capitalized
                                                             For Capital            Under Prompt Corrective
                                       Actual             Adequacy Purposes            Action Provisions
                                       ------             -----------------         -----------------------
                                                                    (In 000's)
                               Amount        Ratio       Amount        Ratio         Amount           Ratio
                               ------        -----       ------        -----         ------           -----
As of September 30, 2002:
Total Capital (to Risk
   Weighted Assets)
      Consolidated            $45,899       15.18%      $24,183       >8.00%        $30,229         >10.00%
                                                                      -                             -
      The Vintage Bank         27,443       10.97%       20,016       >8.00%         25,020         >10.00%
                                                                      -                             -
       Solano Bank              7,713       15.96%        3,866       >8.00%          4,833         >10.00%
                                                                      -                             -
Tier I Capital (to Risk
   Weighted Assets)
      Consolidated             42,756       14.14%       12,092       >4.00%         18,137          >6.00%
                                                                      -                              -
      The Vintage Bank         24,574        9.82%       10,008       >4.00%         15,012          >6.00%
                                                                      -                              -
       Solano Bank              7,439       15.39%        1,933       >4.00%          2,900          >6.00%
                                                                      -                              -
Tier I Capital (to
   Average Assets)
      Consolidated             42,756       11.42%       14,970       >4.00%         18,713          >5.00%
                                                                      -
      The Vintage Bank         24,574        7.79%       12,619       >4.00%         15,774          >5.00%
                                                                      -                              -
       Solano Bank              7,439       12.66%        2,351       >4.00%          2,939          >5.00%
                                                                      -                              -

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

Utilizing the simulation model to measure interest rate risk at September 30, 2002 and December 31, 2001 the Company is within the established exposure of a 4% change in "return on equity" tolerance limit. There were no significant changes in interest rate risk from the annual report on form 10-K for December 31, 2001.

                                     Item 4.

                             CONTROLS AND PROCEDURES


  Evaluation of Disclosure Controls and Procedures:

  Based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, the company's Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

  Changes in Internal Controls:

  There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

                           PART II - OTHER INFORMATION


OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On or about September 17, 2002, the Company filed an answer and counterclaims against Open Solutions, Inc. ("OSI") in the United States District Court, District of Connecticut (Civil Action No. 302CV1284 JCH). The answer denies the allegations contained in the complaint filed by OSI and the counterclaim is for deceit/misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, false advertising, unfair and deceptive business acts or practices, and breach of warranty. The Company seeks monetary damages in excess of $970,000, exemplary and punitive damages, and recovery of costs and fees.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

 (a) On October 28, 2002, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, no par value (the "Common Shares"), of the Company. The dividend is payable on November 15, 2002 (the "Record Date") to the shareholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share (a "Unit") of Series A Preferred Stock, no par value (the Preferred "Stock") of the Company, at a price of $90.00 per Unit Share (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and Registrar and Transfer Company as Rights Agent (the "Rights Agent").

Until the earliest to occur of (a) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership or record ownership of 10% or more of the outstanding Common Shares; (b) 10 days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership or record ownership by a person or group of 10% or more of such outstanding Common Shares; or (c) the date a person or group of affiliated or associated persons is or becomes the beneficial or record owner of 10% or more of the outstanding Common Shares and (i) the actions such person proposes to take are likely to have a material adverse impact on the business or prospects of the Company; (ii) such person intends to cause the Company to repurchase the Common Shares owned by such person; (iii) such person exercises or attempts to exercise a controlling influence over the Company; or (iv) such person transfers all or a portion of such Common Shares in a manner that results in a person owning 9.9% or more of the Common Shares (an "Adverse Person") (the earliest of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Common Share certificates outstanding as of the Record Date, by such Common Share certificate with a copy of this Summary of Rights attached thereto.

The Rights Agreement provides that, until the Distribution Date, the Rights will be transferred with and only with the Common Shares. Until the Distribution Date (or earlier redemption or expiration of the Rights), new Common Share certificates issued after the Record Date, upon transfer or new issuance of Common Shares will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender for transfer of any certificates for Common Shares, outstanding as of the Record Date, even without such notation or a copy of this Summary of Rights being attached thereto, will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights.

The Rights are not exercisable until the Distribution Date. The Rights will expire on October 28, 2012 (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed by the Company, in each case, as described below.

The Purchase Price payable, and the number of Units of Preferred Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Stock, (ii) upon the grant to holders of the Units of Preferred Stock of certain rights or warrants to subscribe for or purchase Preferred Stock at a price, or securities convertible into Preferred Stock with a conversion price, less than the then current market price of the Preferred Stock or (iii) upon the distribution to holders of the Units of Preferred Stock of evidences of indebtedness or assets (excluding regular periodic cash dividends paid out of earnings or retained earnings or dividends payable in Preferred Stock) or of subscription rights or warrants (other than those referred to above).

In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. In the event that any Person becomes an Acquiring Person or an Adverse Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person or Adverse Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of Units of Preferred Stock having a market value of two times the exercise price of the Right, but in no event will the purchase price per share be less than the par value of the Preferred Stock.

At any time after the date an Acquiring Person obtains 10% or more of the Company's Common Shares and prior to the acquisition by the Acquiring Person of 50% of the outstanding Common Shares, the Company's Board of Directors may exchange the Rights (other than Rights owned by the Acquiring Person or its affiliates), in whole or in part, for Common Shares at an exchange ratio of one Common Share per Right (subject to adjustment for stock splits, stock dividends and or similar transactions which occur after the date of the Rights Agreement).

With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional Units of Preferred Stock (other than fractions which are integral multiples of one one-hundredth) will be issued and in lieu thereof, an adjustment in cash will be made based on the market price of the Units of Preferred Stock on the last trading day prior to the date of exercise.

At any time prior to the date a Person becomes an Acquiring Person or an Adverse Person, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.001 per Right (the "Redemption Price"). Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, including an amendment to extend the Final Expiration Date and, provided there is no Acquiring Person or Adverse Person, to extend the period during which the Rights may be redeemed, except that from and after such time as any person becomes an Acquiring Person or an Adverse Person no such amendment may adversely affect the interests of the holders of the Rights.
Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends.

The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the, Company's Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board of Directors because the Rights may be redeemed by the Company at the Redemption Price prior to the occurrence of a Distribution Date.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            (a) An index of exhibits begins on page 23.

            (b) On July 12, 2002 the Company filed a Current Report on Form 8-K, reporting that the Company issued a press release announcing the completion of a $10 million participation in a trust preferred pooled transaction. On July 29, 2002 the Company filed a Current Report on Form 8-K, reporting the issuance of a press release announcing the Company's earnings for the quarter ended June 30, 2002. On August 28, 2002 the Company filed a Current Report on Form 8-K, reporting that the Company issued a press release announcing its Stock Repurchase Program and its listing on the Nasdaq National Market. No Financial statements were filed with any of the Current Report on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NORTH BAY BANCORP
                                            A California Corporation


Date: November 8, 2002                      BY:/s/ Terry L. Robinson
                                               ---------------------------------
                                               Terry L. Robinson
                                               President & CEO
                                               Principal Executive Officer


Date: November 8, 2002                      BY:/s/ Lee-Ann Cimino
                                               ---------------------------------
                                               Lee-Ann Cimino
                                               Senior Vice President
                                               Principal Financial Officer

                                  CERTIFICATION

I, Terry L. Robinson, certify that:

1. I have reviewed this quarterly report on form 10-Q of North Bank Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly period.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or if other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002                      BY:/s/ Terry L. Robinson
                                               ---------------------------------
                                               Terry L. Robinson
                                               President & CEO
                                               Principal Executive Officer

                                  CERTIFICATION

I, Lee-Ann Cimino, certify that:

1. I have reviewed this quarterly report on form 10-Q of North Bank Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly period.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or if other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002                      BY:/s/ Lee-Ann Cimino
                                               ---------------------------------
                                               Lee-Ann Cimino
                                               Senior Vice President &
                                               Chief Financial Officer
                                               Principal Financial Officer

                                  EXHIBIT INDEX


  Exhibit No.   Description
  -----------   -----------

     4.1 Rights Agreement, dated as of October 24, 20002, between the Company and Registrar and Trans Company, as Rights Agent. (1)

     4.2 Certificate of Determination for the Series A Preferred Stock (attached as Exhibit A to Rights Agreement). (1)

     4.3        Rights Certificate (attached as Exhibit B to Rights Agreement.).
                Printed   Rights   Agreement   will  not  be  mailed  until  the
                Distribution Date as defined therein. (1)

     4.4 Summary of Rights to Purchase Preferred Shares (attached as Exhibit C to Rights Agreement). (1)

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

     99.1       Certificate of Principal Executive Officer Pursuant to 18 U.S.C.
                Section 1350

     99.2       Certificate of Principal Financial Officer Pursuant to 18 U.S.C.
                Section 1350

            (1) Filed as Exhibits 4.1, 4.2, 4.3, and 4.4, respectively, to Form 8-A Registration Statement filed by North Bay Bancorp with the SEC on October 31, 2002 and incorporated herein by reference.