Form 10-K
period 2002-12-31
NORTH BAY BANCORP/CA
filed 2003-03-28
CIK 1102595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

|X| ANNUAL  REPORT  PURSUANT TO SECTION  13 OR 15(d) OF  THE SECURITIES EXCHANGE
    ACT OF 1934 FOR the fiscal year ended December 31, 2002
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission File No.  0-31080
                                NORTH BAY BANCORP
                                -----------------
                       (Name of Registrant in its Charter)

               California                               68-0434802
(State or Jurisdiction of incorporation)    (I.R.S. Employer Identification No.)

              1190 Airport Road, Suite 101, Napa, California 94558
              ----------------------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes |X|    No |_|

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes |_|    No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of Common Stock held by non-affiliates of North Bay Bancorp as of June 30, 2002: $44,054,554.

State the number of shares of the North Bay Bancorp's Common Stock outstanding as of March 10, 2003: 2,136,563

Documents Incorporated by Reference:
------------------------------------
2002 Annual Report to Stockholders.         Part II, Items 6 and 7 and Part III,
                                            Item 13

Proxy Statement for 2003 Annual Meeting     Part III, Items 9, 10, 11 and 12
of Shareholders to be filed pursuant to
Regulation 14A.

                                TABLE OF CONTENTS
PART I
Item 1 - Business                                                                                          3
Item 2 - Properties                                                                                       29
Item 3 - Legal Proceedings                                                                                31
Item 4 - Submission of Matters to a Vote of Security Holders                                              31

PART II
Item 5 - Market for the Company's Common Stock and Related Security Holder Matters                        32
Item 6 - Selected Financial Data                                                                          33
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations            33
Item 7A - Quantitative and Qualitative Disclosure about Market Risk                                       33
Item 8 - Financial Statements and Supplementary Data                                                      35
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             35

PART III
Item 10 - Directors, Executive Officers, Promoters and Control Persons Compliance
with Section 16(a) of the Exchange Act                                                                    35
Item 11 - Executive Compensation                                                                          35
Item 12 - Security Ownership of Certain Beneficial Owners and Management                                  35
Item 13 - Certain Relationships and Related Transactions                                                  36
Item 14 - Controls and Procedures                                                                         36

PART IV
Item 15 - Exhibits and Reports on Form 8-K                                                                37

                           FORWARD LOOKING STATEMENTS

In addition to the historical information, this Annual Report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "Safe Harbor" created by those Sections. The reader of this Annual Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, and fee and other noninterest income earned; (ii) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues; (iii) enactment of adverse government regulation; (iv) adverse conditions and volatility, including as a result of recent economic uncertainty created by the September 11, 2001 terrorists attacks on the World Trade Center and the Pentagon, the United States' war on terrorism, the war in Iraq, in the stock market, the public debt market and other capital markets and the impact of such conditions on the Company; (v) continued changes in the interest rate environment may reduce interest margins and adversely impact net interest income; (vi) as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

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

                                     PART I

Item 1 - Business

North Bay Bancorp

General

North Bay Bancorp (Bancorp), headquartered in Napa, California, is a California corporation incorporated in 1999. Bancorp is the Holding Company for The Vintage Bank and Solano Bank (Banks) and North Bay Statutory Trust 1, which are wholly owned subsidiaries, collectively (the Company). North Bay Statutory Trust 1 was formed in June 2002 for the purpose of issuing trust preferred securities. Bancorp is a registered financial holding company under the Bank Holding Company Act of 1956, as amended, and is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System. At present, Bancorp does not engage in any material business activities other than the ownership of the Banks.

The Vintage Bank

General

The Vintage Bank is a California corporation organized as a state chartered bank in 1984. The Vintage Bank engages in commercial banking business in Napa County from its main banking office located at 1500 Soscol Avenue in Napa, California. The Vintage Bank has four other banking offices; one located at 3271 Browns Valley Road, Napa, California, one at 3626 Bel Aire Plaza, Napa, California, one located at 1065 Main Street, St. Helena, California and one at 1190 Airport Road, Napa, California. Automated teller machines are located at all offices and at Ranch Market Too in Yountville, providing 24-hour service. The Vintage Bank is a member of the STAR, VISA and PLUS ATM networks, providing customers with access to Point of Sale and ATM service worldwide. The Vintage Bank offers its customers Internet banking services; this service supports account inquiries, transfers between accounts, and automatic reconciliation and bill payment services. The Vintage Bank is a member of the Federal Reserve System. The deposits of each depositor of The Vintage Bank are insured by the Federal Deposit Insurance Corporation up to the maximum allowed by law.

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

Solano Bank

General

Solano Bank is a California corporation organized as a state chartered bank in 2000. Solano Bank engages in commercial banking business in Solano County from its main banking office located at 403 Davis Street in Vacaville, California. Solano Bank has three other banking offices; one located at 1100 Texas Street, Fairfield, California, one at 1395 E. Second Street, Benicia, California, and one located at 976-A Admiral Callaghan Lane, Vallejo, California. Automated teller machines are located at all offices, providing 24-hour service. Solano Bank is a member of the STAR, VISA and PLUS ATM networks, providing customers with access to Point of Sale and ATM service worldwide. Solano Bank offers its customers Internet banking services; this service supports account inquiries, transfers between accounts, and automatic reconciliation and bill payment services. Solano Bank is a member of the Federal Reserve System. The deposits of each depositor of Solano Bank are insured by the Federal Deposit Insurance Corporation up to the maximum allowed by law.

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

Website Access to Reports

The Company maintains the following websites, www.northbaybancorp.com, www.vintagebank.com and www.solanobank.com. The Company makes available, free of charge, on its www.northbaybancorp.com website the annual report on Form 10-K, the quarterly reports on Form 10-Q and current reports on Form 8-K as soon as reasonably practical after we file such reports with the Securities & Exchange Commission. Each of the Banks' websites have an investor relations page that hyperlinks to the Bancorp website.

Consolidated Lending Activities

The Banks concentrate their lending activities in commercial, installment, construction, and real estate loans made primarily to businesses and individuals located in Napa and Solano Counties. At December 31, 2002, total loans outstanding were $237,627,321 resulting in a loan-to-deposit ratio of 64.6%. At December 31, 2001, total loans outstanding were $186,265,550 resulting in a loan-to-deposit ratio of 63.7%.

As of December 31, 2002, The Vintage Bank's loan limits to individual customers were $3,892,000 for unsecured loans and $10,380,000 for unsecured and secured loans combined. Solano Bank loan limits to individual customers were $1,120,000 for unsecured loans and $2,987,000 for unsecured and secured loans combined. As of December 31, 2001, The Vintage Bank's lending limits were $3,181,000 for unsecured loans and $8,483,000 for unsecured and secured loans combined. Solano Bank lending limits were $1,156,000 for unsecured loans and $3,984,000 for unsecured and secured loans combined. For customers desiring loans in excess of the Bank's lending limits, the Banks may loan on a participation basis with another bank taking the amount of the loan in excess of Banks' lending limits.

At  December  31,  2002,  the  Banks'  commercial  loans   outstanding   totaled
$46,060,599  (19.4% of total  loans),  commercial  loans  secured by real estate totaled $16,991,592 (7.2% of total loans), construction loans totaled $19,305,902 (8.1% of total loans), real estate loans totaled $131,166,687 (55.2%
of total loans), and installment loans totaled $24,102,541 (10.1% of total loans). At December 31, 2001, commercial loans outstanding totaled $29,730,027 (16.0% of total loans), commercial loans secured by real estate totaled $7,930,041 (4.3% of total loans), construction loans totaled $21,453,418 (11.5% of total loans), real estate loans totaled $106,850,930 (57.3% of total loans) and installment loans totaled $20,301,134 (10.9% of total loans). At December 31, 2000, commercial loans outstanding totaled $28,599,887 (18.8% of total loans), commercial loans secured by real estate totaled $5,114,931 (3.3% of total loans), construction loans totaled $8,242,918 (5.4% of the total loans), real estate loans totaled $86,886,297 (57.1% of total loans), and installment loans totaled $23,431,838 (15.4% of total loans).

As of December 31, 2002, the total of undisbursed loans and similar commitments was $84,564,000 as contrasted with $59,692,000 as of December 31, 2001 and $53,317,000 as of December 31, 2000. The Banks expect all but approximately $729,000 of their undisbursed loans and similar commitments to be exercised during 2003. The Banks take real estate, listed securities, savings and time deposits, automobiles, machinery and equipment, inventory and accounts receivable as collateral for loans.

The interest rates charged for the various loans made by the Banks vary with the degree of risk and the size and maturity of the loans involved and are generally affected by competition and by current money market rates.

Commercial Loans

The Banks make commercial loans primarily to professionals, individuals and businesses in the Counties of Napa and Solano. The Banks offer a variety of commercial lending products, including revolving lines of credit, working capital loans, equipment financing and issuance of letters of credit. Typically, lines of credit have a floating rate of interest based on the Banks' Base Rate and are for a term of one year or less. Working capital and equipment loans have a floating or a fixed rate typically with a term of five years or less. Approximately 73% of the Banks' commercial loans are unsecured or secured by personal property and, therefore, represent a higher risk of ultimate loss than loans secured by real estate. However, as a result of the lending policies and procedures implemented by the Company, management believes it has adequate commercial loan underwriting and review procedures in place to manage the risks inherent in commercial lending. In addition, commercial loans not secured by real estate typically require higher quality credit characteristics to meet underwriting requirements. The remaining 27% of the Banks' commercial loans are secured by real estate.

Real Estate Loans

Real estate loans consist of loans secured by deeds of trust on residential and commercial properties. The purpose of these loans is to purchase real estate or refinance an existing real estate loan, as compared with real estate secured commercial loans, which have a commercial purpose unrelated to the purchase or refinance of the real estate taken as collateral. The Banks' real estate loans bear interest at rates ranging from 4.75% to 11.00% and have maturities of thirty years or less.

The Banks originate and service residential mortgage loans. Most of the residential mortgage loans originated by the Banks are sold to institutional investors according to their guidelines. Servicing of these loans is not retained by the Banks, however the Banks do receive a loan fee.

Real Estate Construction Loans

The Banks' make loans to finance the construction of commercial, industrial and residential projects and to finance land development. The Banks portfolio is diversified between the categories of residential, spec, and commercial construction. This segment of the portfolio represents less than 100% of combined capital and does not require additional monitoring. Construction loans typically have maturities of less than one year, have a floating rate of interest based on Bank's base rate and are secured by first deeds of trust. Generally, the Banks' do not extend credit in an amount greater than 50% of the appraised value of the real estate securing land and land development loans, or in an amount greater than 70% of the appraised value of the real estate securing non-owner occupied residential construction loans and commercial constructions, or 80% of the appraised value in the case of owner occupied residential construction loans. Commercial loans secured by real estate are generally granted in an amount no greater than 75% of the appraised value.

Installment Loans

Installment  loans  are made to  individuals  for  household,  family  and other
personal  expenditures.   These  loans  typically  have  fixed  rates  and  have
maturities of five years or less.

Lending Policies and Procedures

The Banks' lending policies and procedures are established by senior management of the Company and are approved by the Boards of Directors of Bancorp, The Vintage Bank and Solano Bank. The Boards of Directors have established internal procedures, which limit loan approval authority of the Banks' loan officers. The Board of Directors of each bank has delegated some lending authority to executive and loan officers and an internal loan committee consisting of two executive officers and selected loan officers.

The Directors' Loan Committee of each Bank must approve all new loans and loan renewals in excess of specified amounts (excluding savings secured, which is unlimited in amount). For The Vintage Bank this includes any loan in excess of $1,000,000 if secured by a residential first deed of trust or $1,500,000 if secured by a commercial first deed of trust, $900,000 if secured by a second deed of trust on residential, and $600,000 if secured by a second deed of trust on commercial, $700,000 if unsecured or secured by equipment, receivables, inventory, or other personal property. The Vintage Bank has established individual limits of up to $700,000 for equipment leases.

For Solano Bank this includes any loan in excess of $400,000 if secured by a residential first deed of trust or $300,000 if secured by a commercial first deed of trust, $300,000 if secured by a residential second deed of trust, $150,000 is unsecured or secured by equipment, receivables, inventory, or other personal property. Solano Bank has also established individual approval limits of up to $400,000 for equipment leases. Further, the Directors Loan Committee must approve any loan not substantially conforming to written loan policy.

Loans to directors and executive officers of the Banks or their affiliates must be approved in all instances by a majority of the Board of Directors. In accordance with law, directors and officers are not permitted to participate in the discussion of or to vote on loans made to them or their related interests. In addition, loans to directors and officers must be made on substantially the same terms, including interest rates and collateral requirements, as those prevailing for comparable transactions with other nonaffiliated persons at the time each loan was made, subject to the limitations and other provisions in California and Federal law. These loans also must not involve more than the normal risk of collectibility or present other unfavorable terms.

Consolidated Deposits

Napa County and "south-central" Solano County currently constitutes the Company's primary service areas and most of the Banks' deposits are attracted from these areas. No material portion of the Banks' deposits have been obtained from a single person or a few persons, the loss of any one or more of which would have a material adverse effect on the business of the Banks. Total deposits as of December 31, 2002 were $367,803,202. Total deposits as of December 31, 2001 were $292,441,196. The Banks offer courier service in both Napa County and Solano County.

Business Hours

In order to attract loan and deposit business, both The Vintage Bank and Solano Bank maintain lobby hours at their Main Offices between 9:00 a.m. and 5:00 p.m. Monday through Thursday, between 9:00 a.m. and 6:00 p.m. on Friday, and between 9:00 a.m. and 1:00 p.m. on Saturday. Drive-up hours are between 8:00 a.m. and 6:00 p.m. Monday through Friday, and between 9:00 a.m. and 1:00 p.m. on Saturday at The Vintage Bank's Main Office. All branch offices are open between 9:00 a.m. and 5:00 p.m. Monday through Thursday, between 9:00 a.m. and 6:00 p.m. on Friday. All branch offices, with the exception of St. Helena and Fairfield, are open between 9:00 a.m. and 1:00 p.m. on Saturday.

Employees

At December 31, 2002, the Company employed one hundred fifty-eight (158) persons, twenty-one (21) of whom are part-time employees, including seven (7) executive officers and thirty-eight (38) other officers. At December 31, 2001 the Company employed one hundred fifty-two (152) persons, twenty-six (26) of whom were part-time employees, including seven (7) executive officers and thirty
(30) other officers. At December 31, 2000, the Company employed one hundred twenty-six (126) persons, forty-six (46) of whom were part-time employees, including five (5) executive officers and twenty-seven (27) other officers. None of the Company's employees are presently represented by a union or covered under a collective bargaining agreement. Management of the Company believes its employee relations are excellent.

Statistical Data

The following statistical data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the financial statements and notes thereto included in 2002 audited financial statements incorporated herein by reference.

Distribution of Average Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential

The following table sets forth average daily balances of assets, liabilities, and shareholders' equity during 2002, 2001 and 2000, along with total interest income earned and expense paid, and the average yields earned or rates paid thereon and the net interest margin for the years ended December 31, 2002, 2001 and 2000.

                                               December 31, 2002              December 31, 2001             December 31, 2000
                                               -----------------              -----------------             -----------------

                                                                              (In 000's)
ASSETS                                   Average  Income/   Average    Average   Income/   Average     Average   Income/   Average
                                         Balance  Expense  Yield/Rate  Balance   Expense  Yield/Rate   Balance   Expense  Yield/Rate
                                         -------  -------  ----------  -------   -------  ----------   -------   -------  ----------
 Loans  (1)  (2)                        $212,735  $16,602     7.80%    $174,050   $15,319    8.80%    $141,076   $12,927     9.16%
 Investment securities:
   Taxable                                78,186    3,490     4.46%      57,501     3,395    5.90%      39,258     2,572     6.55%
   Non-taxable (3)                        14,002      868     6.20%      13,797       739    5.36%      13,993       856     6.12%
                                        --------  -------              --------   -------             --------   -------
TOTAL LOANS AND INVESTMENT SECURITIES    304,923   20,960     6.87%     245,348    19,453    7.93%     194,327    16,355     8.42%

 Due from banks, time                        100        5     5.59%         100         7    6.86%         100         5     5.56%
 Federal funds sold                       28,138      418     1.49%      26,577     1,012    3.81%       8,609       521     6.05%
                                        --------  -------              --------   -------             --------   -------

TOTAL EARNING ASSETS                     333,161   21,383     6.42%     272,025    20,472    7.53%    $203,036   $16,881     8.31%
                                        --------  -------              --------   -------             --------   -------

 Cash and due from banks                  20,376                         17,124                         12,060
 Allowance for loan losses
                                         (3,031)                        (2,507)                        (2,085)
 Premises and equipment, net              10,484                          8,006                          4,498
 Accrued interest receivable
   and other assets                       11,951                          6,928                          6,722
                                        --------                       --------                       --------
TOTAL ASSETS                            $372,941                       $301,576                       $224,231
                                        ========                       ========                       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits:
   Interest bearing demand              $136,134  $ 1,118     0.82%    $105,485    $2,164    2.05%     $66,741    $1,656     2.48%
   Savings                                25,798      228     0.88%      19,381       234    1.21%      16,038       299     1.87%
   Time                                   77,112    2,006     2.60%      72,291     3,318    4.59%      64,076     3,421     5.34%
                                          ------  -------              --------   -------             --------   -------

 TOTAL DEPOSITS                          239,044    3,352     1.40%     197,157     5,716    2.90%     146,855     5,376     3.66%

Borrowings                                 6,468      339     5.25%       2,212       171    7.72%       3,542       236     6.67%

TOTAL INTEREST BEARING
 LIABILITIES                               $245,512  $ 3,691    1.50%    $199,369    $5,887    2.95%   $150,397    $5,612    3.73%
                                           --------  -------             --------   -------            --------   -------

 Noninterest bearing DDA                     91,763                        71,798                        49,879
 Accrued interest payable
   and other liabilities                      3,040                         1,919                         1,634
 Shareholders' equity                        32,627                        28,490                        22,321
                                           --------                      --------                      --------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                      $372,941                      $301,576                      $224,231
                                           ========                      ========                      ========
NET INTEREST INCOME                                  $17,692                        $14,585                       $11,269
                                                     =======                        ========                      =======
NET INTEREST INCOME TO
AVERAGE EARNING ASSETS
(Net Interest Margin (4))                              5.31%                          5.36%                         5.55%

(1) Average loans include nonaccrual loans.

(2) Loan interest income includes loan fee income of $1,166,939 in 2002, $1,052,766 in 2001 and $646,359 in 2000.

(3) Average yields shown are taxable-equivalent. On a non- taxable basis, 2002 income was $663,376 with an average yield of 4.74%, 2001 interest income was $574,556 with an average yield of 4.16%; and in 2000 non-taxable income was $674,823 and the average yield was 4.82%.

(4) Net interest margin is calculated by dividing net interest income by the average balance of total earning assets for the applicable year.

The following table sets forth a summary of the changes in interest earned and interest paid in December 31, 2002 over 2001; December 31, 2001 over 2000; and December 31, 2000 over 1999 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

                                                                         (In 000's)
                                          2002 over 2001               2001 over 2000                  2000 over 1999
                                          --------------               --------------                  --------------
                                Volume      Rate    Total     Volume      Rate   Total    Volume        Rate         Total
                             ----------------------------------------------------------------------------------------------
Increase (Decrease) In
 Interest and Fee Income

   Time Deposits With Other
    Financial Institutions          $0      ($2)     ($2)         $0        $2      $2        $0        ($1)          ($1)

   Investment Securities:
     Taxable                     1,218   (1,123)       95      1,194     (371)     823     (453)          44         (409)
     Non-Taxable (1)                11       118      129       (12)     (105)   (117)       (9)        (38)          (47)
   Federal Funds Sold               60     (654)    (594)      1,087     (596)     491       343        (15)           328
   Loans                         3,402   (2,119)    1,283      3,016     (624)   2,392     2,709         400         3,109
                                ------    ------   ------     ------    ------  ------    ------      ------        ------
   Total Interest and Fee        4,691   (3,780)      911      5,285   (1,694)   3,591     2,590         390         2,980
                                ------    ------   ------     ------    ------  ------    ------      ------        ------
Income

Increase (Decrease) In
 Interest Expense

   Deposits:
     Interest Bearing
     Transaction Accounts          627   (1,673)  (1,046)        960     (452)     508       190         127           317
     Savings                        79      (85)      (6)         63     (128)    (65)         2           0             2
     Time Deposits                 220   (1,532)  (1,312)        440     (543)   (103)       462         428           890
                                ------    ------   ------     ------    ------  ------    ------      ------        ------
   Total Deposits                  926   (3,290)  (2,364)      1,463   (1,123)     340       654         555         1,209

   Borrowings                      328     (160)      168       (88)        23    (65)      (12)          51            39
                                ------    ------   ------     ------    ------  ------    ------      ------        ------
   Total Interest Expense        1,254   (3,450)  (2,196)      1,375   (1,100)     275       642         606         1,248
                                ------    ------   ------     ------    ------  ------    ------      ------        ------
   Net Interest Income          $3,437    ($330)   $3,107     $3,910    ($594)  $3,316    $1,948      ($216)        $1,732
                                ======    ======   ======     ======    ======  ======    ======      ======        ======

(1) The interest earned is taxable-equivalent. On a non-taxable basis 2002 interest was $89,180 more than 2001; 2001 interest income was $100,267 less than in 2000; and 2000 interest income was $14,860 less than in 1999.

Investment Securities

The following tables show the book value of investment securities as of December 31, 2002, 2001 and 2000. Book Value as of December 31, 2002

                                                 Book Value as of December 31, 2001
                                                 ----------------------------------

                                                                    (In 000's)
                                           Held to Maturity     Available-for-Sale        Equities
                                           ----------------     ------------------        --------
Securities of the U. S. Treasury and
   Government Agencies                                   $0                $34,731              $0
Mortgage Backed Securities                            1,272                 44,934               0
Equity Securities                                         0                      0           1,349
Municipal Securities                                      0                 13,045               0
Corporate Debt Securities                                 0                 11,763               0
                                                          -                 ------               -
                                                     $1,272               $104,473          $1,349
                                                     ======               ========          ======

                                                 Book Value as of December 31, 2001
                                                 ----------------------------------

                                                                    (In 000's)
                                           Held to Maturity     Available-for-Sale        Equities
                                           ----------------     ------------------        --------
Securities of the U. S. Treasury and
   Government Agencies                                   $0                $24,566              $0
Mortgage Backed Securities                            1,314                 28,213               0
Equity Securities                                         0                      0           1,241
Municipal Securities                                      0                 13,140               0
Corporate Debt Securities                                 0                 17,646               0
                                                          -                 ------               -
                                                     $1,314                $83,565          $1,241
                                                     ======                =======          ======

                                                   Book Value as of December 31, 2000
                                                   ----------------------------------

                                                                   (In 000's)
                                           Held to Maturity     Available-for-Sale        Equities
                                           ----------------     ------------------        --------
Securities of the U. S. Treasury and
   Government Agencies                                   $0                 $5,539              $0
Mortgage Backed Securities                            1,353                 23,911               0
Equity Securities                                         0                      0           1,232
Municipal Securities                                      0                 12,627               0
Corporate Debt Securities                                 0                 14,943               0
                                                          -                 ------               -
                                                     $1,353                $57,020          $1,232
                                                     ======                =======          ======

The following table provides a summary of the maturities and weighted average yields of investment securities as of December 31, 2002.

                       MATURITY AND WEIGHTED AVERAGE YIELD
                         OF INVESTMENT SECURITIES AS OF
                                DECEMBER 31, 2002
                                   (In 000's)

                                                            AFTER ONE         AFTER FIVE
                                         IN ONE YEAR         THROUGH           THROUGH             AFTER
                                           OR LESS         FIVE YEARS         TEN YEARS          TEN YEARS             TOTAL
                                        AMOUNT   YIELD    AMOUNT  YIELD    AMOUNT    YIELD     AMOUNT  YIELD       AMOUNT  YIELD
                                        ------   -----    ------  -----    ------    -----     ------  -----       ------  -----
AVAILABLE FOR SALE SECURITIES:

Securities of the US Treasury and other
   US Government Agencies                   $0   0.00%   $34,731  3.27%         $0   0.00%         $0   0.00%     $34,731  3.27%
Mortgage-Backed Securities (1)             115   6.92%     3,478  3.07%      5,953   5.57%     35,388   4.38%      44,934  4.44%
Municipal Securities (2)                   204   7.43%     2,658  5.40%      8,160   6.02%      2,023   6.79%      13,045  6.04%
Corporate Debt Securities                3,836   5.45%     4,217  4.31%          0   0.00%      3,710   6.00%      11,763  5.21%
                                         -----   -----     -----  -----          -   -----      -----   -----      ------  -----
TOTAL                                   $4,155   5.59%   $45,084  3.48%    $14,113   5.83%    $41,121   4.64%    $104,473  4.34%

HELD TO MATURITY SECURITIES:

Municipal Securities (2)                    $0   0.00%        $0  0.00%         $0   0.00%     $1,272   8.78%      $1,272  8.78%
                                            --   -----        --  -----         --   -----     ------   -----      ------  -----
TOTAL                                       $0   0.00%        $0  0.00%         $0   0.00%     $1,272   8.78%      $1,272  8.78%

EQUITY SECURITIES:
Equity Stocks (3)                           $0   0.00%        $0  0.00%         $0   0.00%     $1,349   5.91%      $1,349  5.91%
                                            --   -----        --  -----         --   -----     ------   -----      ------  -----
                                            $0   0.00%        $0  0.00%         $0   0.00%     $1,349   5.91%      $1,349  5.91%

(1)  The  maturity  of  mortgage-backed   securities  is  based  on  contractual
     maturity. The average expected life is approximately one and one half years.

(2)  Yields shown are taxable-equivalent.

(3)  Consists of Federal Reserve Bank and Federal Home Loan Bank Stock

Composition of Loans

                                 LOAN PORTFOLIO

The following table shows the composition of loans as of December 31, 2002, 2001, 2000, 1999 and 1998.

                                                                               (In 000's)
                                              2002               2001             2000             1999              1998
                                            --------           --------         --------         --------          -------
Commercial Loans                            $ 46,061           $ 29,730         $ 28,600         $ 21,463          $14,410
Commercial Loans Secured by
    Real Estate                               16,991              7,930            5,115           13,011            6,063
Installment Loans                             24,102             20,301           23,432           20,869           18,461
Real Estate Loans                            131,167            106,851           86,886           58,368           51,643
Construction Loans                            19,306             21,453            8,243            8,441            5,950
                                            --------           --------         --------         --------          -------
                                             237,627            186,265          152,276          122,152           96,527
Less - Allowance  for
 Loan Losses                                   3,290              2,717            2,268            1,987            1,752
                                            --------           --------         --------         --------          -------

                                            $234,337           $183,548         $150,008         $120,165          $94,775
                                            ========           ========         ========         ========          =======

The following table shows maturity distribution of loans and sensitivity in interest rates as of December 31, 2002.

                                                                        (In 000's)
                                                                        AFTER ONE
                                                   IN ONE YEAR           THROUGH              AFTER
                                                     OR LESS            FIVE YEARS         FIVE YEARS         TOTAL
                                     ---------------------------------------------------------------------------------
Commercial (Including
Real Estate Secured)                                 $17,026             $22,098            $23,928           $63,052
Installment                                            6,669               4,292             13,141            24,102
Real Estate                                           13,511              23,916             93,740           131,167
Construction                                          13,194               1,905              4,207            19,306
                                                      ------               -----              -----            ------
                                                     $50,400             $52,211           $135,016          $237,627
                                                     =======             =======           ========          ========

The following table shows maturity sensitivity to changes in interest rates as of December 31, 2002.

                                                                            (In 000's)
Loans With Fixed Interest Rates                      $15,821             $31,964            $31,474           $79,259
Loans With Floating Interest Rates                    34,579              20,247            103,542           158,368
                                                      ------              ------            -------           -------
                                                     $50,400             $52,211           $135,016          $237,627
                                                     =======             =======           ========          ========

Nonaccrual Past Due and Restructured Loans

There were no nonaccrual loans as of December 31, 2002, 2001, 2000 or 1999. Nonaccrual loans were $89,000 as of December 31, 1998. The Company held no OREO as December 31, 2002, 2001, 2000, 1999 or 1998. There were no loans accruing interest 90 days past due as of December 31, 2002, 2001, 2000, 1999, or 1998. There are no loans upon which principal and interest payments were 90 days past due at December 31, 2002 and with respect to which serious doubt existed as to the ability of the borrower to comply with the present loan payment terms. There were no restructured loans at December 31, 2002. See the Company's "Management Discussion and Analysis" for policies as it relates to nonaccrual loans.

The following table sets forth the amount of the Banks' non-performing assets as of the dates indicated:

                                                                          (In 000's)
                                                                         December 31,
                                                          2002      2001       2000       1999        1998
Nonaccrual loans                                             0         0          0          0          89
Accruing loans past due 90 days or more                      0         0          0          0           0
      Total nonperforming loans                              0         0          0          0          89
Other real estate owned                                      0         0          0          0           0
      Total nonperforming assets                             0         0          0          0          89
Nonperforming loans to total loans                          NA        NA         NA         NA       0.09%
Allowance for loan losses to nonperforming loans            NA        NA         NA         NA       1975%
Nonperforming assets to total assets                        NA        NA         NA         NA       0.05%
Allowance for loan losses to nonperforming assets           NA        NA         NA         NA       1975%

The following tables summarize the allocation of the allowance for loan losses between loan types at December 31, 2002, 2001, 2000, 1999, and 1998.

                                                                  (In 000's)
                                                              December 31, 2002
                                        Composition of Loans    Amount Allocated for   Percentage of Loans
                                                                         Loan Losses   in Each Category to
                                                                                               Total Loans
Commercial Loans                                     $46,061                    $587                 19.4%
Commercial Loans Secured by
    Real Estate                                       16,991                     294                  7.2%
Installment Loans                                     24,102                     272                 10.1%
Real Estate Loans                                    131,167                   1,688                 55.2%
Construction Loans                                    19,306                     449                  8.1%
                                                    --------                   -----                ------
Total Loans Outstanding                              237,627
Less Allowance for Loan Losses                         3,290                   3,290                100.0%
                                                    --------

Total Loans, net                                    $234,337
                                                    ========

                                                                  (In 000's)
                                                                December 31, 2001
                                        Composition of Loans    Amount Allocated for   Percentage of Loans
                                                                         Loan Losses   in Each Category to
                                                                                               Total Loans
Commercial Loans                                     $29,730                    $632                 16.0%
Commercial Loans Secured by
    Real Estate                                        7,930                      71                  4.3%
Installment Loans                                     20,301                     259                 10.9%
Real Estate Loans                                    106,851                   1,588                 57.3%
Construction Loans                                    21,453                     167                 11.5%
                                                    --------                   -----                ------
Total Loans Outstanding                              186,265
Less Allowance for Loan Losses                         2,717                   2,717                100.0%
                                                    --------

Total Loans, net                                    $183,548
                                                    ========

                                                                  (In 000's)
                                                              December 31, 2000

                                        Composition of Loans    Amount Allocated for   Percentage of Loans
                                                                         Loan Losses   in Each Category to
                                                                                               Total Loans
Commercial Loans                                     $28,600                    $703                 18.8%
Commercial Loans Secured by
    Real Estate                                        5,115                      61                  3.4%
Installment Loans                                     23,432                     193                 15.4%
Real Estate Loans                                     86,886                   1,195                 57.0%
Construction Loans                                     8,243                     116                  5.4%
                                                    --------                   -----                ------
Total Loans Outstanding                              152,276
Less Allowance for Loan Losses                         2,268                   2,268                100.0%
                                                    --------

Total Loans, net                                    $150,008
                                                    ========

                                                                    (In 000's)
                                                                December 31, 1999

                                          Composition of Loans    Amount Allocated for   Percentage of Loans
                                                                           Loan Losses   in Each Category to
                                                                                                 Total Loans
Commercial Loans                                      $21,463                    $350                 17.6%
Commercial Loans Secured by
    Real Estate                                        13,011                     212                 10.6%
Installment Loans                                      20,869                     338                 17.1%
Real Estate Loans                                      58,368                     950                 47.8%
Construction Loans                                      8,441                     137                  6.9%
                                                     --------                   -----                ------
Total Loans Outstanding                               122,152
Less Allowance for Loan Losses                          1,987                   1,987                100.0%
                                                     --------

Total Loans, net                                     $120,165
                                                     ========

                                                                  (In 000's)
                                                              December 31, 1998

                                        Composition of Loans    Amount Allocated for   Percentage of Loans
                                                                         Loan Losses   in Each Category to
                                                                                               Total Loans
Commercial Loans                                    $14,410                    $261                 14.9%
Commercial Loans Secured by
    Real Estate                                       6,063                     110                  6.3%
Installment Loans                                    18,461                     335                 19.1%
Real Estate Loans                                    51,643                     937                 53.5%
Construction Loans                                    5,950                     109                  6.2%
                                                    -------                   -----                ------
Total Loans Outstanding                              96,527
Less Allowance for Loan Losses                        1,752                   1,752                100.0%
                                                    -------

Total Loans, net                                    $94,775
                                                    =======

Summary of Loan Loss Experience

The following table provides a summary of the Banks' loan loss experience as of December 31, 2002, 2001, 2000, 1999, and 1998.

                                                                                    (In 000's)
                                                                                   December 31,
                                                                                   ------------
                                                     2002             2001             2000            1999              1998
                                                     ----             ----             ----            ----              ----
Average loans for the period                       $212,735         $174,050         $141,076        $110,609           $89,057
Loans outstanding at end
    of  period                                      237,627          186,265          152,276         122,152            96,527

Allowance for Loan Losses

Balance, beginning of period                          2,717            2,268            1,987           1,752             1,532

Less loans charged off:
    Real Estate loans                                     0                0                0              13                 7
    Commercial loans                                      0                0               99               0                38
    Installment loans                                    10                4                6              12                14
                                                     ------           ------           ------          ------            ------
Total loans charged off                                  10                4              105              25                59

Recoveries:
    Real Estate loans                                     0                0                0               0                 1
    Commercial loans                                      0                0                1               7                37
    Installment loans                                     7                6                0              13                 1
                                                          -                -                -              --                 -
Total recoveries                                          7                6                1              20                39

Net loans  charged off                                    3              (2)              104               5                20
(recovered)

Provision for loan losses                               576              447              385             240               240
                                                     ------           ------           ------          ------            ------

Balance, end of period                               $3,290           $2,717           $2,268          $1,987            $1,752
                                                     ======           ======           ======          ======            ======

Net loans charged off (recovered)
  to average loans by types:
       Real Estate loans                              0.00%            0.00%            0.00%           .001%             .007%
       Commercial loans                               0.00%            0.00%            .069%         (.006%)             .002%
       Installment loans                               .01%          (.001%)            .004%           .001%             .014%

Net losses (recoveries) to average loans
outstanding                                           .001%          (.001%)            .074%           .004%             .023%

Time Deposits

The following table sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2002, 2001 and 2000.

                                       2002                         2001                       2000
                                       ----                         ----                       ----
3 months or less               $24,661        62.5%         $19,260      50.4%          $12,443     51.8%

Over 3 months through
6 months                         6,182        15.7%           8,243      21.6%            7,141     29.8%

Over 6 months through
12 months                        3,887         9.9%           6,302      16.5%            3,161     13.2%

Over 12 months                  4,695         11.9%          4,419       11.5%            1,252      5.2%
                               -------        -----         -------      -----          -------      ----
                               $39,425         100%         $38,224       100%          $23,997      100%
                               =======        =====         =======      =====          =======      ====

Trust Preferred Securities

On June 26, 2002, North Bay Statutory Trust I (Trust), a Connecticut statutory business trust and wholly-owned subsidiary of North Bay Bancorp, issued $10 million in floating rate Cumulative Trust Preferred Securities (Securities). The Securities bear a rate of 90 day Libor plus 3.45% and had an initial interest rate of 5.34% and the rate is currently 4.85%; the Securities will mature on June 26, 2032, but earlier redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. The principal asset of the trust is a $10,310,000 floating rate subordinated debenture of the Company.

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

Borrowings

There were no short-term borrowings at December 31, 2002 or December 31, 2001. Short-term borrowings consist primarily of federal funds purchased and borrowings from the Federal Home Loan Bank of San Francisco (FHLB). The Banks' maintain a collateralized line of credit with the FHLB. Based on the FHLB stock requirements at December 31, 2002, the lines provided for maximum borrowings of approximately $110 million; the Company also has available unused lines of credit totaling $16 million for Federal funds transactions at December 31, 2002. The Company did not borrow at FHLB during 2002.

The Company had a $3,000,000 unsecured loan with Union Bank of California that was to mature in 2003 with principal and interest payments due quarterly. The balance at December 31, 2001 was $1,846,154. The loan was a variable rate loan tied to Union Bank's reference rate. The Company paid the loan in full in June, 2002 with the proceeds of the Trust Preferred Securities.

Return on Equity and Assets

The following sets forth key ratios for the periods ending December 31, 2002, 2001 and 2000.

                                          2002             2001          2000
                                          ----             ----          ----
Net Income as a Percentage of
    Average Assets                         .99%            1.00%         1.17%
Net Income as a Percentage of
    Average Equity                       11.36%           10.61%        11.70%
Average Equity as a Percentage
    of Average Assets                    10.09%            9.45%         9.95%
Dividends Declared Per Share
    as a Percentage of Net
    Income Per share                     11.49%           13.70%        15.04%

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

Supervision And Regulation

A.       General

North Bay Bancorp

North Bay Bancorp, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended, and is registered with and subject to the supervision of the Board of Governors of the Federal Reserve System. It is the policy of the Federal Reserve that each bank holding company serve as a source of financial and managerial strength to its subsidiary banks. The Federal Reserve has the authority to examine Bancorp.

The Bank Holding Company Act requires Bancorp to obtain the prior approval of the Federal Reserve before acquisition of all or substantially all of the assets of any bank or ownership or control of the voting shares of any bank if, after giving effect to such acquisition, Bancorp would own or control, directly or indirectly, more than 5% of the voting shares of such bank. Recent amendments to the Bank Holding Company Act expand the circumstances under which a bank holding company may acquire control of or all or substantially all of the assets of a bank located outside the State of California.

Bancorp may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries, with the exception of certain activities which, in the opinion of the Federal Reserve, are so closely related to banking or to managing or controlling banks as to be incidental to banking. The Gramm-Leach-Bliley Act, federal legislation enacted in 2000, offers bank holding companies an opportunity to broaden the scope of activities engaged in by electing to be treated as a financial holding company. A financial holding company enjoys broader powers than a bank holding company, specifically including the ability to own securities and insurance companies in addition to financial institutions. Bancorp became a financial Holding Company on August 23, 2000. Bancorp is generally prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless that company is engaged in such authorized activities and the Federal Reserve approves the acquisition.

Bancorp and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or provision of services. For example, with certain exceptions The Vintage Bank may not condition an extension of credit on a customer obtaining other services provided by it, Bancorp or any other subsidiary, or on a promise by the customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between The Vintage Bank and its affiliates. As affiliates, The Vintage Bank, Solano Bank and Bancorp are subject with certain exceptions, to the provisions of federal law imposing limitations on and requiring collateral for extensions of credit by The Vintage Bank and Solano Bank to any affiliate.

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

B.       Payment of Dividends

North Bay Bancorp

The shareholders of Bancorp are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California Corporations Code. At December 31, 2002, Bancorp had no outstanding shares of preferred stock.

Subject to certain exceptions and limitations, the Company may, from time to time, defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the Trust Preferred Securities and, with certain exceptions, prevent the Company from declaring or paying cash distributions on the Company's common stock or debt securities that rank junior to the subordinated debentures.

The principal sources of cash revenue to Bancorp will be dividends and management fees received from The Vintage Bank and Solano Bank. The Banks' ability to make dividend payments to Bancorp is subject to state and federal regulatory restrictions.

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

Accordingly, the future payment of cash dividends by The Vintage Bank or Solano Bank to Bancorp will generally depend not only on the banks' earnings during any fiscal period but also on the banks' meeting certain capital requirements and the maintenance of adequate allowances for loan and lease losses.

C.       Change in Control

The Bank Holding Company Act of 1956, as amended and the Change in Bank Control Act of 1978, as amended, together with regulations of the FRB and the Comptroller, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to the Comptroller and not disapproved prior to any person or company acquiring "control" of a national bank, such as the Bank, subject to exemptions for some transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or no other person will own a greater percentage of that class of voting securities immediately after the transaction.

D.       Capital Standards

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

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance-sheet items. The regulators measure risk-adjusted assets and off-balance-sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Trust preferred securities, limited to 25% of capital, are also considered Tier 1 capital for regulatory purposes up to 25% of capital. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4%.

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

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, the Company and the Banks are required to maintain certain levels of capital. The regulatory capital guidelines as well as the actual capitalization for the Banks and the Company on a consolidated basis as of December 31, 2002 follow:

                                         REQUIREMENT
                             ------------------------------------
                                                                         The
                                 ADEQUATELY          WELL              Vintage       Solano
                                CAPITALIZED       CAPITALIZED            Bank         Bank       Company
                             ------------------ -----------------     ---------- ------------ -------------
Total risk-based                   8.0%              10.0%               11.03%       14.57%      14.88%
capital ratio
Tier 1 risk-based                  4.0%               6.0%                9.93%       13.79%      13.85%
capital ratio
Tier 1 leverage capital            4.0%               5.0%                7.52%       12.36%      10.86%
ratio

E.       Impact of Monetary Policies

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

F.       Extensions of Credit to Insiders and Transactions with Affiliates

The Federal Reserve Act and FRB Regulation O, which are applicable to national banks, place limitations and conditions on loans or extensions of credit to: a bank's or bank holding company's executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities); any company controlled by any such executive officer, director or shareholder; or any political or campaign committee controlled by such executive officer, director or principal shareholder.

Loans extended to any of the above persons must comply with loan-to-one-borrower limits, require prior full board approval when aggregate extensions of credit to such person exceed specified amounts, must be made on substantially the same terms (including interest rates and collateral) as, and follow credit-underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with non-insiders, and must not involve more than the normal risk of repayment or present other unfavorable features. Regulation O also prohibits a bank from paying an overdraft on an account of an executive officer or director, except pursuant to a written pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or a written pre-authorized transfer of funds from another account of the officer or director at the bank.

The provisions of Regulation O summarized above reflect substantial strengthening as a result of the adoption of FDICIA. FDICIA also resulted in an amendment to Regulation O which provides that the aggregate limit on extensions of credit to all insiders of a bank as a group cannot exceed the bank's unimpaired capital and unimpaired surplus. An exception to this limitation is provided for banks with less than $100,000,000 in deposits. The aggregate limit applicable to such banks is two times the bank's unimpaired capital and unimpaired surplus, provided the bank meets or exceeds all applicable capital requirements.

G.       Consumer Protection Laws and Regulations

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

The Community Reinvestment Act ("CRA") is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank's record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance." The Vintage Bank has not been examined for CRA compliance by their primary regulator in the last 12 months. Solano Bank was examined June 11, 2002 and was rated satisfactory.

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

H.       Recent and Proposed Legislation

The operations of Bancorp and the Banks are subject to extensive regulation by federal, state, and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of their respective operations. Bancorp believes that it is in substantial compliance in all material respects with applicable federal, state, and local laws, rules and regulations. Because the business of Bancorp and the Banks is highly regulated, the laws, rules and regulations applicable to each of them are subject to regular modification and change.

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

Sarbanes-Oxley Act

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require pre-approval by the company's audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, legal counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms and increased penalties will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended,  and  bonuses  issued  to top  executives  prior to  restatement  of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. The Act accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a "registered public accounting firm" in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

Effective for filings due after August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the Company's chief executive officer and chief financial officer were each required to certify that the Company's Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Company's internal controls; they have made certain disclosures to Bancorp's auditors and the audit committee of the Board of Directors about the Company's internal controls; and they have included information in the Company's Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

USA PATRIOT Act

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

* To conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

* To ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

* To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

* To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions were given 180 days from enactment to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

      * The development of internal policies, procedures, and controls;

      * The designation of a compliance officer;

      * An ongoing employee training program; and

      * An independent audit function to test the programs.

On June 20, 2002, the Board of Directors of each of the Banks adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act, and management believes that both of the Banks are currently in full compliance with the Act.

Financial Services Modernization Legislation

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act. This legislation eliminated many of the barriers that have separated the insurance, securities and banking industries since the Great Depression. The federal banking agencies (the Board of Governors, FDIC and the Office of the Comptroller of the Currency) among others, continue to draft regulations to implement the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act is the result of a decade of debate in the Congress regarding a fundamental reformation of the nation's financial system. The law is subdivided into seven titles, by functional area.

The major provisions of the Gramm-Leach-Bliley Act are:

Financial Holding Companies and Financial Activities

Title I establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through qualification as a new entity known as a financial holding company.

Activities permissible for financial subsidiaries of national banks, and, also permissible for financial subsidiaries of state member banks, include, but are not limited to, the following: (a) Lending, exchanging, transferring, investing for others, or safeguarding money or securities; (b) Insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker for purposes of the foregoing, in any State; (c) Providing financial, investment, or economic advisory services, including advising an investment company; (d) Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and (e) Underwriting, dealing in, or making a market in securities.

Securities Activities

Title II narrows the exemptions from the securities laws previously enjoyed by banks. The Board of Governors and the SEC continue to work together to draft rules governing certain securities activities of banks and creates a new, voluntary investment bank holding company.

Insurance Activities

Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities of federally-chartered banks, and bars the states from prohibiting insurance activities by depository institutions.

Privacy

Under Title V, federal banking regulators were required to adopt rules that have limited the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000 to implement the privacy provisions of Title V. Under the rules, financial institutions must provide:

* initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

* annual notices of their privacy policies to current customers; and

* a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

Compliance with the rules is mandatory after July 1, 2001. The Company and the Banks were in full compliance with the rules as of or prior to their respective effective dates.

Safeguarding Confidential Customer Information

Under Title V, federal banking regulators are required to adopt rules requiring financial institutions to implement a program to protect confidential customer information. In January 2000, the federal banking agencies adopted guidelines requiring financial institutions to establish an information security program.

Each of the Banks implemented a security program appropriate to its size and complexity and the nature and scope of its operations prior to the July 1, 2001 effective date of the regulatory guidelines, and since initial implementation each has, as necessary, updated and improved its program.

Community Reinvestment Act Sunshine Requirements

The federal banking agencies have adopted final regulations implementing Section 711 of Title VII, the CRA Sunshine Requirements. The regulations require nongovernmental entities or persons and insured depository institutions and affiliates that are parties to written agreements made in connection with the fulfillment of the institution's CRA obligations to make available to the public and the federal banking agencies a copy of each agreement. Neither the Company nor the Banks are a party to any agreement that would be the subject of reporting pursuant to the CRA Sunshine Requirements.

The  Banks  and  the  Company  intend  to  comply  with  all  provisions  of the
Gramm-Leach-Bliley Act and all implementing regulations as they become effective. The Company and the Banks were in full compliance with the applicable regulations implementing provisions of the Gramm-Leach-Bliley Act as of or prior to their respective effective dates.

Fair Credit Reporting Act

In 1970, the U. S. Congress the Fair Credit Reporting Act (the "FCRA") in order to ensure the confidentiality, accuracy, relevancy and proper utilization of consumer credit report information. Under the framework of the FCRA, the United States has developed a highly advanced and efficient credit reporting system. The information contained in that broad system is used by financial institutions, retailers and other creditors of every size in making a wide variety of decisions regarding financial transactions. Employers, and law enforcement agencies have also made wide use of the information collected and maintained in databases made possible by the FCRA. The FCRA affirmatively preempts state law in a number of areas, including the ability of entities affiliated by common ownership to share and exchange information freely, the requirements on credit bureaus to reinvestigate the contents of reports in response to consumer complaints, among others. By its terms, the preemption provision of the FCRA will terminate as of December 31, 2003. Termination of the preemption provisions could significantly impact the ability of the existing credit bureau system to continue operating.

The Banks may incur additional costs, and be required to implement additional costly procedures and systems in the event that the preemption provisions of the FCRA terminate at the end of 2003, and California, or other states, adopts legislation that would have the effect of prohibiting the continued sharing of information such as that currently collected by credit bureaus throughout the United States. The likelihood of the FCRA preemption provisions terminating by their terms, and of the adoption of such restrictive provisions by state legislatures, cannot be estimated at this time.

Deposit Insurance Reform

Both houses of the 108th Congress have among the bills it is to consider during the session a measure designed to make the administration of the deposit insurance system more efficient by merging the Bank Insurance Fund and the Savings Association Insurance Fund, and increasing the flexibility of the FDI Act with regard to the appropriate level of the resulting Deposit Insurance Fund, as established by the FDIC Board of Directors.

On February 4, 2003, Representative Spencer Bachus of Alabama introduced bill H.R. 522, entitled the "Federal Deposit Insurance Reform Act of 2003". H.R. 522 incorporates a number of provisions requiring a merger of the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund, increasing the coverage amount for deposit insurance, amending the procedure and considerations utilized by the Board of Directors of the FDIC in setting insurance assessment rates, replacing the fixed target for the size of the Bank Insurance Fund of 1.25 percent of estimated insured deposits to a range of not less than 1.15 and not more than 1.4 percent of estimate deposits, making technical changes to the manner in which the FDIC gathers information to assess the risk of future bank failures for use in analyzing the adequacy of the Bank Insurance Fund and other technical amendments regarding refunds, dividends and credits from the Deposit Insurance Fund. Finally, H.R. 522 directs the Comptroller General, the Board of Directors of the FDIC and the National Credit Union Administration Board variously to conduct a number of studies on issues including the utility of the prompt corrective provisions of the FDI Act as implemented by the federal banking agencies, the appropriateness of the organizational structure of the FDIC, and the feasibility of creating a system of private deposit insurance for amounts over the maximum public deposit insurance provided and the feasibility of converting to a voluntary or private deposit insurance system.

On January 29, 2003, Senator Tim Johnson of South Dakota introduced S. 229, entitled "A bill for the merger of the bank and savings association deposit insurance funds, to modernize and improve the safety and fairness of the Federal deposit insurance system, and for other purposes." S. 229 also seeks to merge the Bank Insurance Fund with the Savings Association Insurance Fund to form the Deposit Insurance Fund, to increase the level of federal deposit insurance coverage generally to $130,000 per account, replacing the fixed target for the size of the Bank Insurance Fund of 1.25 percent of estimated insured deposits to a range of not less than 1.10 and not more than 1.5 percent of estimate deposits, inserting a requirement that the FDIC refund any overpaid assessment, and require studies, first by the Board of Directors of the FDIC and the National Credit Union Administration Board on the feasibility of increasing deposit insurance coverage for municipalities and other units of local government, the feasibility of creating a system of private deposit insurance for amounts over the maximum public deposit insurance provided, and of the feasibility of using actual deposits rather than estimated deposits in the calculation of the reserve ratio of the Deposit Insurance Fund.

No assurance can be given as to the passage, or failure, of the House or Senate bills.

California Financial Information Privacy Act

California Senate Bill 1, introduced on December 2, 2002, would enact the California Financial Information Privacy Act, which would require a financial institution to provide specific information to a consumer related to the sharing of that consumer's nonpublic personal information. The bill would allow a consumer to direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and would require that permission from each such consumer be acquired by a financial institution prior to sharing such information. These provisions are more restrictive than the privacy provisions of the GLB Act, and would require the Bank to adopt new policies, procedures and disclosure documentation if enacted. The cost of complying with this bill if enacted as law in California is not predictable at this time.

I.       Other

Various other legislation, including proposals to overhaul the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is introduced into Congress or the California Legislature from time to time. The Bancorp and the Banks cannot determine the ultimate effect that any potential legislation, if enacted, or regulations promulgated thereunder, would have upon the financial condition or operations of the Bancorp or the Banks.

Item 2 - PROPERTIES

North Bay Bancorp

The Bancorp utilizes space in The Vintage Bank's main office at 1500 Soscol Avenue, Napa, California, and at 3626 Bel Aire Plaza, Napa, California. Pursuant to the terms of a Reimbursement Agreement entered into between Bancorp and The Vintage, Bancorp reimburses The Vintage Bank for the fair market value of the space utilized by Bancorp.

Bancorp leases a building located at 1100 Texas Street, Fairfield, California, containing approximately 5,700 square feet. The lease term commenced on August 15, 2000, for an initial term of five years and one-half month, with one option to renew for five years provided notice is given not less than ninety days but not more than one hundred eighty days prior to expiration of the initial term. Rent was subject to adjustment on September 1, 2001, and annually thereafter in accordance with increases in the Consumer Price Index. Effective January 1, 2002, the monthly rental was $4,582 per month. By the terms of the lease Bancorp is required to:

     o    keep the premises in good order, condition and repair
     o    maintain comprehensive general liability insurance
     o    pay all real property taxes assessed against the premises and
     o pay for all utilities used. By the terms of a Sublease Agreement entered into with Solano Bank as of October 1, 2000, Bancorp leased approximately 2,254 square feet of the building to Solano Bank for use as a branch location and granted Solano Bank the right to jointly use approximately 740 square feet of common area. The remainder of the building is used by Bancorp as a data center.

Bancorp leases a portion of a multi-tenant professional office building located at 222 Gateway Road, West, Napa, California, containing approximately 8,523 square feet rentable space and 8,453 square feet usable space, in which will reside centralized servicing departments for the Company. The lease commenced on March 1, 2003, for an initial term of five years with one option to renew for an additional five-year term provided notice is given not less than 3 months but not more than 6 months prior to the expiration of the initial term. Rent is $10,399 per month subject to annual adjustments not greater than 3% based upon increases in the Consumer Price Index and Fair Market Value. By the terms of the lease Bancorp is required to:

     o    maintain and repair the leased premises
     o    maintain comprehensive general liability insurance
     o pay its share of real property taxes assessed against the premises, and
     o    pay for all utilities used.

Bancorp utilizes approximately 1,918 square feet in The Vintage Bank's Gateway Branch located at 1190 Airport Boulevard, suite 101. Pursuant to the terms of a sublease between Bancorp and The Vintage Bank, Bancorp will pay to The Vintage Bank 38.31% of the rent that The Vintage Bank pays on its lease of the Gateway facility, making the initial rent $5,762.21. Rent is then subject to annual adjustments in accordance with adjustments to The Vintage Bank's rent, based on increases in the Consumer Price Index with a minimum annual increase of 2.5% and a maximum annual increase of 5%.

Bancorp owns certain leasehold improvements and furniture, fixtures and equipment located at its offices, all of which are used in Bancorp's business. In the opinion of management, the properties of Bancorp are adequately covered by insurance.

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

The Vintage Bank leases the premises for its Browns Valley Office, consisting of approximately 2,000 square feet, located at 3271 Browns Valley Road, Napa, California. The lease commenced on October 22, 1990 for a term of five years, with three successive options to renew for five years each. To exercise an option, the lease requires three months prior notice of the bank's intent to renew. The lease was renewed for an additional five years in October 2000. Rent is subject to annual adjustment in accordance with increases in the Consumer Price Index. Effective January 1, 2003, monthly rental was $3,207 per month. By the terms of the lease The Vintage Bank is required to:

     o    maintain and repair the leased premises
     o maintain combined single limit, bodily injury and property damage insurance, and
     o pay its pro rata share of real property taxes and common area maintenance expenses.

The Vintage Bank leases the premises for its Bel Aire Shopping Center Office, consisting of approximately 5,850 square feet, located at 3626 Bel Aire Plaza, Napa, California. The lease term commenced on January 1, 1997, for a term of ten years, with two successive options to renew for five years each upon at least 180 days' notice. Effective January 1, 2003, monthly rental was $8,393 per month. Rent is subject to annual adjustment in accordance with a schedule set forth in the lease and thereafter in accordance with increases in the Consumer Price Index. By the terms of the lease The Vintage Bank is required to:

     o    maintain and repair the leased premises
     o    pay for all utilities used
     o    maintain public liability insurance
     o    pay its pro rata share of common area maintenance, and
     o pay its pro rata share of all real property taxes assessed against the shopping center.

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

In November 2001 The Vintage Bank entered into a Real Estate Purchase Agreement for the purchase of real property located adjacent to the bank's St. Helena branch for the sum of $175,000. The subject property became part of the bank's St. Helena branch property. The purchase of the property was not financed. The property is currently improved with a parking lot, which is used to supplement existing branch parking. It is not anticipated that any additional improvements will be made to the property.

In December 2001 The Vintage Bank entered into a lease for its Gateway branch located at 1190 Airport Boulevard, suite 100. The lease commenced in February 2003, after the majority of construction was completed, for an initial term of ten years with two successive options to renew for ten years each upon at least 120 days' notice. The premises is located in a multi-tenant professional office building consisting of 16,000 square feet, of which The Vintage Bank occupies approximately 5,100 square feet. The branch opened for business March 6, 2003. The Vintage Bank paid for the leasehold improvements to the premises at an approximate cost of $400,000. Monthly rent for the initial year is $11,810 per month plus $3,231 monthly for the common area. Rent is then subject to annual adjustments in accordance with increases in the Consumer Price Index with a minimum annual increase of 2.5% and a maximum annual increase of 5%. By the terms of the lease The Vintage Bank is required to:

     o    maintain and repair the leased premises
     o    pay for all utilities used
     o    maintain public liability insurance, and
     o pay its pro rata share of common area operating expenses, including real property taxes.

The Vintage Bank owns certain leasehold improvements and furniture, fixtures and equipment located at its offices, all of which are used in the banking business. In the opinion of management, the properties of The Vintage Bank are adequately covered by insurance.

Solano Bank

Solano Bank's Main Office is located in a multi-tenant building at 403 Davis Street, Vacaville, California. On July 23, 2001, Solano Bank consummated the purchase of the building for the sum $2,200,000. The purchase was not financed. The building contains a total of approximately 22,000 square feet of which Solano Bank occupies approximately 5,000 square feet, approximately 10,300 square feet are occupied by BC Stocking, Inc., Rob Wood, a director of Solano Bank, occupies approximately 650 square feet and Chase Manhattan currently occupies approximately 1,956 square feet.

Solano Bank leases the premises for its Benicia Office, consisting of approximately 2,000 square feet located at 1395 E. 2nd Street, Benicia, California. The lease commenced December 1, 1999 at an initial monthly rent of $2,980. Effective January 1, 2003, monthly rental was $3,996 per month. The initial lease is for a period of five (5) years and four (4) months, with three options to extend for five years each. To exercise the option, the lease requires three months prior notice of the bank's intent to renew. Rent is subject to adjustments with increases in the Consumer Price Index. By the terms of the lease Solano Bank is required to:

     o    maintain and repair the leased premises
     o    pay for all utilities used
     o    maintain public liability insurance
     o    pay its pro rata share of common area maintenance, and
     o pay its pro rata share of all real property taxes assessed against the shopping center of which the premises are a part.

Solano Bank subleases from Bancorp the premises for its Fairfield Office, consisting of approximately 2,254 square feet, together with the right to make joint use of approximately 740 square feet of common area. The sublease term commenced October 1, 2000, and expires upon expiration of Bancorp's master lease or on August 31, 2005, whichever is earlier. The sublease is subject to extension for five years in the event Bancorp extends the master lease. By the terms of the sublease Solano Bank is required to pay 38% of the rent and other costs to be borne by Bancorp under the master lease. The rent under the master lease is subject to adjustment annually based upon changes in the Consumer Price Index.

Solano Bank leases the premises for its Vallejo Office, consisting of approximately 2,166 square feet located at 976-A Admiral Callaghan Lane, Vallejo, California. The lease commenced March 15, 2001 at an initial monthly rent of $4,332. Effective January 1, 2003, monthly rental was $4,462 per month. The initial lease is for a period of five (5) years, with three options to extend for five years each. To exercise the option, the lease requires 180 days prior notice of the bank's intent to renew. Rent is subject to annual adjustment with increases in the Consumer Price Index. By the terms of the lease Solano Bank is required to:

     o    maintain and repair the leased premises
     o    pay for all utilities used
     o    maintain public liability insurance
     o    pay its pro rata share of common area maintenance, and

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

Item 4 - Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5 - Market for the  COMPANY'S  Common  Stock and  Related  Security  Holder
Matters

The stock is listed in the Nasdaq National Market System under the symbol NBAN effective September 3, 2002. Prior to the Nasdaq listing, the stock traded over-the-counter and is quoted on the OTC "Bulletin Board".

The following table (adjusted for the 2001, 2002, and 2003 stock dividends) summarizes the common stock high and low bid prices based upon transactions of which Bancorp is aware:

      Quarter ended                        High              Low

      March 31, 2001                     $19.00           $16.41
      June 30, 2001                       18.14            17.24
      September 30, 2001                  18.60            17.24
      December 31, 2001                   18.59            17.24
      March 31, 2002                      26.19            18.14
      June 30, 2002                       26.19            22.62
      September 30, 2002                  27.38            21.05
      December 31, 2002                   25.24            22.62

There may be other transactions of which Bancorp is not aware and accordingly, they are not reflected in the range of actual sales prices stated. Further, quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Additionally, since trading in Bancorp's common stock is limited, the range of prices stated is not necessarily representative of prices which would result from a more active market.

The Company paid cash dividends of $0.20 per share in 2001 and $0.20 per share in 2002. The holders of common stock of Bancorp are entitled to receive cash dividends when and as declared by the Board of Directors, out of funds legally available for the payment of dividends.

On January 27, 2003, the Board of Director of Bancorp declared a $0.20 per share cash dividend and a 5% stock dividend payable March 28, 2003 to shareholders of record as of March 10, 2003.

North Bay Bancorp is restricted in its ability to pay dividends to its shareholders. For a discussion of restrictions imposed see "SUPERVISION and REGULATION - Payment of Dividends."

As of March 10, 2003, there were 1,034 holders of record of North Bay Bancorp's common stock.

The following chart provides information as of December 31, 2002 concerning the Company's Stock Option Plans, the Company's only equity compensation plans:

Plan Category                Number of securities to    Weighted-average           Number of securities
                             be issued upon exercise    exercise price of          remaining available for
                             of outstanding options,    outstanding options,       future issuance under
                             warrants, and rights       warrants and rights        equity compensation
                                                                                   plans (excluding
                                                                                   securities reflecting in
                                                                                   column (a))
                             (a)                        (b)                        (c)
Equity compensation plans
approved by security
holders                                     287,561                  $18.38                       223,772
Equity compensation plans
not approved by security
holders                                           0                       0                             0
                                                  -                       -                             -
Total                                       287,561                  $18.38                       223,772

Item 6 - SELECTED FINANCIAL DATA

The selected financial data is included in Bancorp's 2002 Annual Report to Shareholders on page 5 which information is incorporated herein by reference.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The management's discussion and analysis of financial condition and results of operations is included in Bancorp's 2002 Annual Report to Shareholders on pages 6 through 14 which information is incorporated herein by reference.

Item 7 A - QUANTITATIVE AND QUALITATIVE DISCLOUSURE ABOUT MARKET RISK

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

The Company manages interest rate risk through its Audit Committee, which serves as the Asset Liability Committee (ALCO). The ALCO manages the balance sheet to maintain the forecasted impact on net interest income and present value of equity within acceptable ranges despite unforeseeable changes in interest rates. The ALCO monitors these risks on a quarterly basis using both a traditional gap analysis and simulation analysis.

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

The following table sets forth the repricing opportunities for rate-sensitive assets and rate-sensitive liabilities at December 31, 2002. Rate sensitivity analysis usually excludes Noninterest-bearing demand deposits. Including these deposits, which totaled $104,142,052, would result in a significant shift in the gap position. Rate-sensitive assets and rate-sensitive liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

                                                                       (In 000's)

                                         3 Months     Over 3 Mos.       Over 1 Yr.      Over 5
                                          or Less       To 1 Yr.         To 5 Yrs.      Years        Total
                                          -------       --------         ---------      -----        -----
Interest rate-sensitive assets:
   Loans, gross                           $79,236       $26,471             $87,971      $43,949    $237,627
   Interest-bearing deposits in
      Other banks                               0             0                 100            0         100
   Investment securities                    1,005         3,150              45,084       57,855     107,094
   Federal funds sold                      28,525             0                   0            0      28,525
                                       ----------- ------------- ------------------- ------------ -----------
                Total                     108,766        29,621             133,155      101,804     373,346

Interest rate-sensitive liabilities:
   Interest-bearing demand
      Deposits                            154,769             0                   0            0     154,769
   Time deposits >$100,000                 24,662        10,068               4,695            0      39,425
   Other time deposits                     18,091        16,487               5,414            0      39,992
   Savings deposits                        29,475             0                   0            0      29,475
   Long-term borrowings                    10,000             0                   0            0      10,000
                                     ------------- ------------- ------------------- ------------ -----------
                Total                    $236,997       $26,555             $10,109           $0    $273,661

Interest rate sensitivity gap          ($128,231)        $3,066            $123,046     $101,804     $99,685
                                     ============= =============== ================= ============ ===========
Cumulative interest rate
sensitivity gap                        ($128,231)     ($125,165)            ($2,119)     $99,685
                                     ============= =============== ================= ============ ===========

Ratio of interest rate  sensitivity       -34.35%          .82%               32.96%       27.27%
to earning assets

The preceding indicates that the Company has a "negative" GAP for three months into the future and a "positive" GAP beyond. The implication is that during the negative GAP "horizon" Company earnings will increase in a falling interest rate environment, as there are more rate sensitive liabilities subject to repricing downward than rate sensitive assets; conversely, earnings would decline in a rising rate environment. This traditional analysis does not recognize or assume any "lag" in interest rate changes on earning assets and interest-bearing liabilities, and it assumes that all earning assets and interest-bearing liabilities reprice to the same absolute degree regardless of the mix of earning assets and interest-bearing liabilities.

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

December 31, 2002                  Dollar change in net interest income   Percent change in net interest income
Change in interest rates:                       (In 000's)
   100 basis points decline                        $186                                      1.06%
   100 basis points rise                          ($277)                                    (1.58%)
   200 basis points rise                          ($552)                                    (3.16%)

As illustrated in the above table, the Company is currently liability sensitive. The implication of this is that the Company's earnings will increase in a falling interest rate environment, as there are more rate sensitive liabilities subject to reprice downward than rate sensitive assets; conversely, earnings would decrease in a rising rate environment. Therefore, an increase in market rates could adversely affect net interest income. In contrast, a decrease in market rates may improve net interest income.

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

Item 8 - Financial Statements and Supplementary Data

Bancorp's consolidated balance sheets, statements of operations, statements of changes in shareholders' equity, statements of cash flows and related notes thereto are included in Bancorp's 2002 Annual Report to Shareholders on page 15 through 18 which information is incorporated herein by reference.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

                                    PART III

Item  10  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons
Compliance with Section 16(a) of the Exchange Act

For information regarding the directors, executive officers, promoters and control persons of Bancorp, see "ELECTION OF DIRECTORS" and "REPORTS OF CHANGES IN BENEFICIAL OWNERSHIP" on pages 4 through 8 and 28 of the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "Proxy Statement"), which is incorporated herein by reference.

Item 11 - Executive Compensation

For information concerning compensation of the executive officers of Bancorp, see "EXECUTIVE COMPENSATION" on pages 17 to 20 of the Proxy Statement, which is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

For information concerning the security ownership of certain beneficial owners and management of Bancorp, see "SECURITY OWNERSHIP OF MANAGEMENT" on pages 13 to 16 of the Proxy Statement, which is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions

For information concerning certain relationships and related transactions, see "MANAGEMENT INDEBTEDNESS" on page 27 to 28 of the Proxy Statement, which is incorporated herein by reference.

Item 14.   CONTROLS AND PROCEEDURES

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls.

Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications.

Appearing immediately following the Signatures section of this Annual Report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). The section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certification and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls.

The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.

The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal
Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures. We concluded that were no material weaknesses in the Company's Internal Controls.

In accord with Commission requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions.

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

                                     Part IV

Item 15 - Exhibits and Reports on Form 8-K

                                                                                Page of 2002
                                                                                Annual Report
                                                                                -------------
(a)     1.        Financial Statements
                  --------------------
(i)   Balance Sheets, December 31, 2002 and
      2001                                                                              15

(ii)  Income Statements for the years
      ended December 2002, 2001, and 2000                                               16

(iii) Statements of Changes in Shareholders' Equity for the years ended December
      31, 2002, 2001, and 2000                                                          17

(iv)  Statements of Cash  Flows for the years ended December 31, 2002, 2001, and
      2000                                                                              18

(v)   Notes to Financial Statements                                                     19

(vi)  Report of Independent Auditors                                                    40

Schedules have been omitted as inapplicable or because the information required is included in the financial statements or notes thereto.

3. Exhibits

See Exhibit Index on page 42 of this Report.

(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      NORTH BAY BANCORP


                      By:                  /s/Terry L. Robinson
                          ------------------------------------------------------
                          Terry L. Robinson, President & Chief Executive Officer

Dated: March 24, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                           Title                                  Date
/s/Thomas N. Gavin                                  Director                            March 21, 2003
-------------------------------------------------
Thomas N. Gavin


/s/David B. Gaw                                     Director                            March 27, 2003
-------------------------------------------------
David B. Gaw


/s/Fred J. Hearn Jr.                                Director                            March 26, 2003
-------------------------------------------------
Fred J. Hearn Jr.


/s/Conrad W. Hewitt                                 Director                            March 22, 2003
-------------------------------------------------
Conrad W. Hewitt


/s/Harlan R. Kurtz                                  Director                            March 27, 2003
-------------------------------------------------
Harlan R. Kurtz


/s/Richard S. Long                                  Director                            March 22, 2003
-------------------------------------------------
Richard S. Long


/s/Thomas H. Lowenstein                             Director                            March 24, 2003
-------------------------------------------------
Thomas H. Lowenstein


/s/Thomas F. Malloy                                 Director and                        March 24, 2003
-------------------------------------------------   Chairman of the Board
Thomas F. Malloy


/s/Terry L. Robinson                                President, Chief                    March 24, 2003
-------------------------------------------------   Executive Officer and Director
Terry L. Robinson                                   (Principal Executive Officer)


/s/James E. Tidgewell                               Director                            March 24, 2003
-------------------------------------------------
James E. Tidgewell


/s/Lee-Ann Cimino                                   Sr. Vice President                  March 24, 2003
-------------------------------------------------   Chief Financial Officer
Lee-Ann Cimino                                      (Principal Financial Officer)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Terry L. Robinson certify that:

1. I have reviewed this annual report on Form 10-K of North Bay Bancorp for the fiscal year ended December 31, 2002.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003                  /s/ Terry L. Robinson
                                      ------------------------------------------
                                      Terry L. Robinson
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Lee-Ann Cimino, certify that:

1. I have reviewed this annual report on Form 10-K of North Bay Bancorp for the fiscal year ended December 31, 2002.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.       designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003        /s/ Lee-Ann Cimino
                            ----------------------------------------------------
                            Lee-Ann Cimino
                            Senior Vice President and Chief Financial Officer
                            (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.     Description

2.1 Plan of Reorganization and Merger Agreement entered into as of July 30, 1999 by and among The Vintage Bank, Vintage Merger Co. and North Bay Bancorp. (1)

3.1             Articles of Incorporation of Registrant. (2)

3.2             Bylaws as amended of Registrant. (2)

4.1             Certificate Evidencing Floating Rate Capital Securities (6)

4.2             Floating Rate Junior Subordinated  Deferrable Interest Debenture
                (6)

4.3             Certificate Evidencing Floating Rate Common Securities (6)

4.4             Guarantee Agreement (6)

4.5 Indenture dated June 26, 2002 , North Bay Bancorp Issuer, State Street Bank and Trust Company of Connecticut, N.A., as Trustee for Floating Rate Junior Subordinated Deferrable Interest Debenture (6)

4.6 Rights Agreement, dated as of October 24, 20002, between the Company and Registrar and Trans Company, as Rights Agent. (7)

4.7 Certificate of Determination for the Series A Preferred Stock (attached as Exhibit A to Rights Agreement). (7)

4.8             Rights Certificate (attached as Exhibit B to Rights Agreement.).
                Printed   Rights   Agreement   will  not  be  mailed  until  the
                Distribution Date as defined therein. (7)

4.9 Summary of Rights to Purchase Preferred Shares (attached as Exhibit C to Rights Agreement). (7)

10.1            Amended North Bay Bancorp Stock Option Plan. (6) *

10.2            North Bay Bancorp 2002 Stock  Option Plan and Related  Agreement
                (8)*

10.3 Sublease by and between The Vintage Bank, as Lessor, and North Bay Bancorp, as Lessee, with respect to premises at 1190 Airport Road, Napa California

10.4            Reserved

10.5            North Bay Bancorp Directors Deferred Fee Plan.(4)*

10.6 Amended and Restated Employment Agreement entered into as of May 1, 2001 by and between North Bay Bancorp and Terry L. Robinson.
                (5) *

10.7 Employment Agreement entered into as of May 1, 2001 by and between Solano Bank and Glen C. Terry. (5) *

10.8 Employment Agreement entered into as of May 1, 2001 by and between North Bay Bancorp and Kathi Metro. (5) *

10.9 Employment Agreement entered into as of May 1, 2001 by and between North Bay Bancorp and Dale Brain. (5) *

10.10 Life Insurance Endorsement Method Split Dollar Plan Agreement for Terry L. Robinson (9). *

10.11 Life Insurance Endorsement Method Split Dollar Plan Agreement for Dale Brain (9). *

10.12 Life Insurance Endorsement Method Split Dollar Plan Agreement for Lee-Ann Cimino (9). *

10.13 Life Insurance Endorsement Method Split Dollar Plan Agreement for Kathi Metro. (9)*

10.14 Life Insurance Endorsement Method Split Dollar Plan Agreement for Glen C. Terry. (9)*

10.15 Employment Agreement dated as of April 15, 2002 by and between Solano Bank and John A. Nerland* (6)

10.16           North Bay Bancorp 2002 Deferred Fee Plan (6)*

10.17 Amended and Restated Declaration of Trust by and Among State Street Bank and Trust Company of Connecticut, N.A, as Institutional Trustee, North Bay Bancorp as Sponsor, and Administrators, Dated as of June 26, 2002. (6)

11.             Statement re:  computation  of per share earnings is included in
                Note 1 to the financial statements to the prospectus included in
                Part I of this Registration Statement.

13.             North Bay Bancorp 2002 Annual Report to Shareholders.

21. Subsidiaries of Registrant are: The Vintage Bank, a California banking corporation, Solano Bank, a California Corporation, and North Bay Bancorp Statutory Trust I, a Connecticut trust.

23. Consent of KPMG LLP as independent public accountants for North Bay Bancorp, The Vintage Bank and Solano Bank.

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

(3)   Intentionally left blank.

(4) Attached as Exhibits 10.5 to North Bay Bancorp's Annual Report as Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission, and incorporated herein by reference.

(5) Attached as Exhibits 10.1, 10.2, 10.3, and 10.4, respectively, to North Bay Bancorp's Quarterly Report as Form 10-Q for the quarter ended June 30, 2001 filed with the Securities and Exchange Commission, and incorporated herein by reference.

(6)   Attached as Exhibits 4.1, 4.2, 4.3, 4.4,  4.5,  10.1,  10.15,  10.16,  and
      10.17, respectively, to North Bay Bancorp's Quarterly Report as Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission, and incorporated herein by reference.

(7) Attached as Exhibits 4.1, 4.2, 4.3, and 4.4, respectively, to the Form 8-A Registration Statement filed by North Bay Bancorp with the Securities and Exchange Commission on October 31, 2002 and incorporated herein by reference.

(8) Attached as Exhibit 99.1 to Registration Statement No. 333-90006 on Form S-8 filed by North Bay Bancorp with the Securities and Exchange Commission on June 7, 2002 and incorporated herein by reference.

(9)   Attached as Exhibits 10.10, 10.11, 10.12, 10.13, and 10.14,  respectively, to North Bay Bancorp's Annual Report as Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission and incorporated herein by reference.