Form 10-Q
period 2003-03-31
NORTH BAY BANCORP/CA
filed 2003-05-15
CIK 1102595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR the quarter period ended March 31, 2003


Commission File No.  0-31080

                                NORTH BAY BANCORP
             (Exact name of registrant as specified in its charter)

               California                               68-0434802
(State or Jurisdiction of incorporation)    (I.R.S. Employer Identification No.)

              1190 Airport Road, Suite 101, Napa, California 94558
             Prior address: 1500 Soscol Ave., Napa, California 94559
           (Address of principal executive office including Zip Code)


Registrant's telephone number, including area code:  (707) 257-8585

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value

                         Preferred Share Purchase Rights

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

               Yes  ___                                          No _X_


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of the North Bay Bancorp's Common Stock outstanding as of May 12, 2003: 2,244,793

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

FINANCIAL INFORMATION

The information for the three months ended March 31, 2003 and March 31, 2002 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of North Bay Bancorp (Company) at March 31, 2003 and the results of operations and cash flows for the three months then ended. Results for interim periods should not be considered as indicative of results for a full year.

                                     Item 1.
                              FINANCIAL STATEMENTS


                                                                                                    North Bay Bancorp
                                                                                               Consolidated Balance Sheets
                                                                                                         Unaudited
                                                                                                (in 000's except share data)

                                                                                         March 31,        March 31,     December 31,
Assets                                                                                        2003             2002             2002
                                                                                          --------         --------         --------
Cash and due from banks                                                                   $ 28,995         $ 17,023         $ 23,785
Federal funds sold                                                                          14,729           30,533           28,525
Time deposits with other financial institutions                                                100              100              100
                                                                                          --------         --------         --------
                   Total cash and cash equivalents                                          43,824           47,656           52,410
Investment Securities:
   Held-to-maturity                                                                          1,250            1,293            1,272
   Available-for-sale                                                                       98,337           73,341          104,473
   Equity securities                                                                         1,349            1,268            1,349
                                                                                          --------         --------         --------
                     Total investment securities                                           100,936           75,902          107,094

Loans, net of allowance for loan losses of $3,327 in March, 2003
   $2,861 in March, 2002 and $3,290 in December, 2002                                      237,646          193,334          234,337
Loans-held-for-sale                                                                         14,189                0                0
Bank premises and equipment, net                                                            11,320           10,216           10,800
Accrued interest receivable and other assets                                                11,679           10,889           11,817
                                                                                          --------         --------         --------

                            Total assets                                                  $419,594         $337,997         $416,458
                                                                                          ========         ========         ========

Liabilities and Shareholders' Equity

Deposits:
   Non-interest bearing                                                                   $ 93,903         $ 81,355         $104,142
   Interest bearing                                                                        276,746          222,274          263,661
                                                                                          --------         --------         --------
                            Total deposits                                                 370,649          303,629          367,803

Long term debt                                                                                   0            1,615                0
                                                                                          --------         --------         --------
                            Total borrowings                                                     0            1,615                0

Accrued interest payable and other liabilities                                               3,083            2,466            3,312
                                                                                          --------         --------         --------

                            Total liabilities                                              373,732          307,710          371,115
                                                                                          --------         --------         --------

Floating rate subordinated debenture (trust preferred securities)                           10,000                0           10,000

Shareholders' equity:

Preferred stock - no par value:
Authorized, 500,000 shares;
Issued and outstanding - none
Common stock - no par value:
Authorized, 10,000,000 shares;
Issued and outstanding - 2,244,793 shares in March 2003,
   2,068,989 shares in March, 2002, and 2,130,288 in December, 2002                         28,460           24,247           25,387
Retained earnings                                                                            6,148            5,683            8,612
Accumulated other comprehensive income                                                       1,254              357            1,344
                                                                                          --------         --------         --------
                     Total shareholders' equity                                             35,862           30,287           35,343

             Total liabilities and shareholders' equity                                   $419,594         $337,997         $416,458
                                                                                          ========         ========         ========

The accompanying notes are an integral part of these statements

                                                        North Bay Bancorp
                                                  Consolidated Income Statements
                                                            (Unaudited)

                                                   (in 000's except share data)

                                                    Three Months Ended March 31,
                                                          2003          2002
                                                        ------        ------
Interest Income
   Loans (including fees)                               $4,356        $3,801
   Federal funds sold                                       63            58
   Investment securities taxable                           782           865
   Investment securities tax exempt                        160           149
                                                        ------        ------
Total Interest income                                    5,361         4,873

Interest Expense
   Deposits                                                687           835
   Short term borrowings                                     0             0
   Long term debt                                          141            15
                                                        ------        ------
Total Interest expense                                     828           850

Net interest income                                      4,533         4,023

Provision for loan losses                                   45           144
                                                        ------        ------

Net interest income after
   provision for loan losses                             4,488         3,879

Non interest income                                        709           633

Gains on securities transactions, net                       99            66

Non interest expenses
   Salaries and employee benefits                        2,306         1,904
   Occupancy                                               257           234
   Equipment                                               450           476
   Other                                                 1,002           753
                                                        ------        ------
Total non interest expense                               4,015         3,367
                                                        ------        ------

Income before provision for
   income taxes                                          1,281         1,211

Provision for income taxes                                 386           433
                                                        ------        ------

Net income                                              $  895        $  778
                                                        ======        ======

Basic earnings per common share:                        $ 0.40        $ 0.36
                                                        ======        ======
Diluted earnings per common share:                      $ 0.39        $ 0.35
                                                        ======        ======
Dividends paid:                                         $ 0.20        $ 0.20
                                                        ======        ======

The accompanying notes are an integral part of these statements

                                North Bay Bancorp
            Consolidated Statement of Change in Shareholders' Equity
                           For the Three Months Ended
                                 March 31, 2003
                                   (Unaudited)
                          (in 000's except share data)


                                                                                          Accumulated
                                                                                                Other         Total
                                           Common Shares         Common       Retained  Comprehensive  Shareholders' Comprehensive
                                             Outstanding          Stock       Earnings         Income         Equity        Income
                                           -------------         ------       --------  -------------  ------------- -------------
BALANCE, DECEMBER 31, 2002                     2,130,288    $    25,387    $     8,612    $     1,344    $    35,343

Stock dividend                                   106,295          2,918         (2,932)                          (14)
Cash dividend                                                                     (427)                         (427)
Comprehensive income:
    Net income                                                                     895                           895    $       895
    Other comprehensive loss, net of tax:
       Change in net unrealized
         losses on available-for-sale
         securities, net of tax                                                                   (90)           (90)          (90)
                                                                                                                       -----------
Comprehensive income                                                                                                   $       805
                                                                                                                       ===========
Stock options exercised                            8,210            155                                          155
                                               ---------    -----------                                  -----------
BALANCE, MARCH 31, 2003                        2,244,793    $    28,460    $     6,148    $     1,254    $    35,862
                                               =========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these statements

                                North Bay Bancorp
                      Consolidated Statement of Cash Flows
                                    Unaudited
                                   (In 000's)


                                                               Three Months
                                                              Ended March 31,
                                                             2003        2002
                                                           --------    --------
Cash Flows From Operating Activities:
Net income                                                 $    895    $    778
Adjustment to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                 376         357
  Provision for loan losses                                      45         144
  Amortization of deferred loan fees                           (141)       (126)
  Premium amortization (discount accretion), net                294         256
  Gain on securities transactions                               (99)        (66)
  Changes in:
    Interest receivable and other assets                        200        (352)
    Interest payable and other liabilities                     (188)        (73)
                                                           --------    --------
   Net cash provided by operating activities                  1,382         918
                                                           --------    --------

Cash Flows From Investing Activities:
Investment securities held-to-maturity:
  Proceeds from maturities and principal payments                22          21
Investment securities available-for-sale:
  Proceeds from maturities and principal payments             9,922       4,587
  Proceeds from sale of securities                           10,241       5,112
  Purchases                                                 (14,374)          0
Equity securities:
  Purchases                                                       0         (27)
Net increase in loans                                       (17,402)     (9,804)
Capital expenditures                                           (896)     (1,244)
                                                           --------    --------
   Net cash used in investing activities                    (12,487)     (1,355)
                                                           --------    --------

Cash Flows From Financing Activities:
Net increase in deposits                                      2,846      11,188
Repayment of long-term debt                                       0        (231)
Stock options exercised                                         114         131
Dividends paid                                                 (441)       (406)
                                                           --------    --------
   Net cash provided by financing activities                  2,519      10,682
                                                           --------    --------
Net (decrease) increase in cash and cash equivalents         (8,586)     10,245
Cash and cash equivalents at beginning of year               52,410      37,411
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 43,824    $ 47,656
                                                           ========    ========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                            $    809    $    929
  Taxes paid                                               $    135    $    331


The accompanying notes are an integral part of these statements

                                NORTH BAY BANCORP
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2003


NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements, which include the accounts of North Bay Bancorp and its subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consist of two community banks, The Vintage Bank, established in 1985, and Solano Bank, which opened in 2000 and North Bay Statutory Trust 1 which was established in June 2002. All significant intercompany transactions and balances have been eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2003 and 2002, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 2002.

NOTE 2 - Commitments

The Company has outstanding standby Letters of Credit of approximately $658,000, undisbursed real estate and construction loans of approximately $25,209,000, and undisbursed commercial and consumer lines of credit of approximately $58,560,000, as of March 31, 2003. At March 31, 2002 the Company has outstanding standby Letters of Credit of approximately $1,286,000, undisbursed real estate and construction loans of approximately $17,451,000, and undisbursed commercial and consumer lines of credit of approximately $36,975,000.

NOTE 3 - Earnings Per Common Share

The Company declared a 5% stock dividend on January 27, 2003. As a result of the stock dividend the number of common shares outstanding and earnings per share data was adjusted retroactively for all periods presented.

The following table (in thousands except share data) reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

                                                   Weighted Average             Per-Share
                                       Net Income            Shares                Amount
                                       ----------         ---------                -------
                                      For the three months ended March 31, 2003
Basic earnings per share               $      895         2,239,532                $   .40
Dilutive effect of stock options                             72,067
                                                          ---------
Diluted earnings per share                                2,311,599                $   .39



                                      For the three months ended March 31, 2002

Basic earnings per share               $      778         2,162,738                $   .36
Dilutive effect of stock options                             57,061
                                                          ---------
Diluted earnings per share                                2,219,799                $   .35


NOTE 4- Stock-Based Compensation

The Company uses the intrinsic value method to account for its stock option plans (in accordance with the provisions of Accounting Principles Board Opinion No. 25 and related interpretations). Under this method, compensation expense is recognized for awards of options to purchase shares of common stock to employees under compensatory plans only if the fair market value of the stock at the option grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", permits companies to continue using the intrinsic-value method to account for stock option plans or adopt a fair value based method. The fair value based method results in recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant. The Company has elected to continue to use the intrinsic value method and the pro forma disclosures required by SFAS 123. Using the fair value method the Company's net income and earnings per share amounts would have been reduced to the pro forma amounts as indicated below:

                                               (In 000's except share data)
                                            For the three months ended March 31,
                                                    2003            2002
                                                 -------         -------
Net income as reported                           $   895         $   778
Total stock-based employee
  compensation
  expense determined under
  the fair value based method
  for all awards, net of related
  tax effects                                         59              61
                                                 -------         -------
Net income pro forma                             $   836         $   717
Earnings per share:
      As reported:
Basic                                            $   .40         $   .36
      Diluted                                    $   .39         $   .35
      Pro forma:
Basic                                            $   .37         $   .33
Diluted                                          $   .36         $   .32

                                     Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

In addition to the historical information this Quarterly Report contains certain forward-looking statements. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, fee and other noninterest income earned, the economic uncertainty created by the September 11, 2001 terrorist attacks on the World Trade Center and the United States' war on terrorism and the war in Iraq, as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

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

OVERVIEW

Net income was $895,000 or $.39 per diluted share for the three months ended March 31, 2003, compared with $778,000 or $.35 per diluted share for the three months ended March 31, 2002, an increase of 15%. Total assets were $419,594,000 as of March 31, 2003; equating to a 24% growth in assets during the twelve months ended March 31, 2003.

SUMMARY OF EARNINGS

NET INTEREST INCOME

The following table sets forth average balances of assets, liabilities, and shareholders' equity and the components of interest income, interest expense and net interest margins for the quarters ended March 31, 2003 and March 31, 2002:

                                                                                      In 000's
                                                                    2003                                      2002
                                                 ---------------------------------------      ------------------------------------
                                                 Average          Income/        Average      Average        Income/       Average
                                                 Balance          Expense     Yield/Rate      Balance        Expense    Yield/Rate
                                                 -------          -------     ----------      -------        -------    ----------
 Loans (1) (2)                                 $ 246,273        $   4,356           7.08%   $ 194,523      $   3,801          7.82%
 Investment securities:
   Taxable                                        88,757              781           3.52%      67,334            863          5.13%
   Non-taxable (3)                                13,595              242           7.12%      14,324            181          5.05%
                                               ---------        ---------           ----    ---------      ---------          ----

TOTAL LOANS AND INVESTMENT
SECURITIES                                       348,625            5,379           6.17%     276,181          4,845          7.02%

 Due from banks, time                                100                1           4.00%         100              2          8.00%
 Federal funds sold                               22,243               63           1.13%      18,310             58          1.27%
                                               ---------        ---------                   ---------      ---------

TOTAL EARNING ASSETS                             370,968        $   5,443           5.87%     294,591      $   4,905          6.66%
                                               ---------        ---------                   ---------      ---------

 Cash and due from banks                          23,121                                       16,015
 Allowance for loan losses                        (3,348)                                      (2,813)
 Premises and equipment, net                      11,110                                       10,035
 Accrued interest receivable
   and other assets                               11,654                                        9,864
                                               ---------                                    ---------

TOTAL ASSETS                                   $ 413,505                                    $ 327,692
                                               =========                                    =========

LIABILITIES AND SHAREHOLDERS'
EQUITY
 Deposits:
   Interest bearing demand                     $ 155,564        $     229           0.59%   $ 118,446      $     232          0.78%
   Savings                                        29,643               34           0.46%      23,235             55          0.95%
   Time                                           83,044              424           2.04%      74,035            548          2.96%
                                               ---------        ---------                   ---------      ---------
                                                 268,251              687           1.02%     215,716            835          1.55%

   Long-term debt                                 10,000              141           5.64%       1,615             15          3.72%
   Short-term borrowings                               0                0           0.00%           0              0          0.00%
                                               ---------        ---------                   ---------      ---------

TOTAL INTEREST BEARING
LIABILITIES                                      278,251        $     828           1.19%     217,331      $     850          1.56%
                                               ---------        ---------                   ---------      ---------

 Noninterest bearing DDA                          95,441                                       77,128
 Accrued interest payable
   and other liabilities                           3,966                                        2,678
 Shareholders' equity                             35,847                                       30,555
                                               ---------                                    ---------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                           $ 413,505                                    $ 327,692
                                               =========                                    =========

NET INTEREST INCOME                                             $   4,615                                  $   4,055
                                                                =========                                  =========
NET INTEREST INCOME TO
AVERAGE EARNING ASSETS
(Net Interest Margin (4))                                            4.98%                                      5.51%

(1)      Average loans include nonaccrual loans.

(2) Loan interest income includes loan fee income of $258 in 2003 and $264 in 2002.

(3) Average yields shown are taxable-equivalent. On a non- taxable basis, 2003 interest income was $160 with an average yield of 4.71%; in 2002 non-taxable income was $149 and the average yield was 4.16%.

(4) Net interest margin is calculated by dividing net interest income by the average balance of total earning assets for the applicable period.

Net interest income represents the amount by which interest earned on earning assets (primarily loans and investments) exceed the amount of interest paid on deposits. Net interest income is a function of volume, interest rates and level of non-accrual loans. Non-refundable loan origination fees are deferred and amortized into income over the life of the loan. Net interest income before the provision for loan losses on a taxable-equivalent basis for the three months ended March 31, 2003 and March 31, 2002 was $4,615,000 and $4,055,000,
respectively. These results equate to a 14% increase in net interest income for the first quarter of 2003 compared to the first quarter of 2002. Loan fee income, which is included in interest income, was $258,000 for the three months ended March 31, 2003, compared with $264,000 for the three months ended March 31, 2002. The average balance of earning assets increased $76,377,000 or 26% during the twelve months ended March 31, 2003. Taxable-equivalent interest income increased $538,000 in the first quarter of 2003 compared with the first quarter of 2002. Increase in the volume of earning assets accounted for $1,292,000 of this increase, offset by a decrease of $754,000 attributable to lower rates. The average balance of interest-bearing liabilities increased $60,920,000 or 28% during the first three months of 2003 compared with the same period in 2002. Interest paid on interest-bearing liabilities decreased $22,000 in 2003 compared with 2002.The decrease is attributed to a decrease in rates of $253,000 offset by an increase in the volume of deposits of $231,000. Management does not expect a material change in the Company's net interest margin during the next twelve months as the result of a modest increase or decrease in general interest rates.

The following table sets forth a summary of the changes in interest earned and interest paid for the first three months in 2003 over 2002 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

                                                          In 000's
                                                       2003 Over 2002
                                              ---------------------------------
                                               Volume         Rate        Total
                                              -------      -------      -------
Increase (Decrease) In
 Interest and Fee Income

   Time Deposits With Other
    Financial Institutions                    $     0      $    (1)     ($    1)

   Investment Securities:
     Taxable                                      275         (357)         (82)
     Non-Taxable (1)                               (9)          70           61
   Federal Funds Sold                              13           (8)           5
   Loans                                        1,013         (458)         555
                                              -------      -------      -------
   Total Interest and Fee Income                1,292         (754)         538
                                              -------      -------      -------

Increase (Decrease) In
 Interest Expense

   Deposits:
     Interest Bearing
     Transaction Accounts                          71          (74)          (3)
     Savings                                       15          (36)         (21)
     Time Deposits                                 67         (191)        (124)
                                              -------      -------      -------
   Total Deposits                                 153         (301)        (148)

   Long-term Debt                                  78           48          126
                                              -------      -------      -------
   Total Interest Expense                         231         (253)         (22)
                                              -------      -------      -------
   Net Interest Income                        $ 1,061      $  (501)     $   560
                                              =======      =======      =======

(1)      The interest earned is taxable-equivalent.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by the provision for loan losses and reduced by net charge offs. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary they are reported in earnings in the periods in which they become known. The Company conducts credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience and other factors in determining the adequacy of the allowance balance. This evaluation establishes a specific allowance for all classified loans over $50,000 and establishes percentage allowance requirements for all other loans, according to the classification as determined by the Company's internal grading system. As of March 31, 2003 the allowance for loan losses of $3,327,000 represented 1.30% of loans outstanding. As of March 31, 2002 the allowance represented 1.46% of loans outstanding. During the three months ended March 31, 2003 $45,000 was charged to expense for the loan loss provision, compared with $144,000 for the same period in 2002. There were net charge-offs of $8,000 during the first quarter of 2003 compared with no net charge-offs during the first quarter of 2002. The following table summarizes changes in the allowance for loan losses:

                                                              In 000's
                                                       March 31,      March 31,
                                                            2003          2002
                                                         -------       -------
Balance, beginning of period                             $ 3,290       $ 2,717
Provision for loan losses                                     45           144
Loans charged off                                            (11)           (1)
Recoveries of loans previously charged off                     3             1
                                                         -------       -------
Balance, end of period                                   $ 3,327       $ 2,861
                                                         =======       =======

Allowance for loan losses to total outstanding
  loans                                                     1.30%         1.46%

There was one loan on non-accrual status totaling $312,000 as of March 31, 2003. There were no loans on non-accrual status as of March 31, 2002 or December 31, 2002.

NON-INTEREST INCOME

Non-interest income was $709,000, exclusive of gains on securities transactions, for the three months ended March 31, 2003 compared with $633,000 for the same period in 2002, a 12% increase. Non-interest income primarily consists of service charges and other fees related to deposit accounts. The increase in non-interest income resulted primarily from an increase in the number of deposit accounts, transaction volumes and directly related service charges.

GAINS ON SECURITIES

Net gains of $99,000 and $66,000 for the three  months  ended March 31, 2003 and
March   31,   2002,   respectively,   resulted   from   the   sale  of   several
available-for-sale securities.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended March 31, 2003 and March 31, 2002 was $4,015,000 and $3,367,000, respectively, a 19% increase. Salaries and employee benefits expense for the three months ended March 31, 2003 and 2002 were $2,306,000 and $1,904,000, respectively, a 21% increase. The increase in 2003 resulted from increased salary rates and related benefits paid to Company officers and employees, and an increase of approximately eight full-time equivalent employees (FTE) from 131 at March 31, 2002 to 139 at March 31, 2003. The increases in FTE were related to increasing sales activity and staffing new offices. Occupancy expense for the three months ended March 31, 2003 and 2002 was $257,000 and $234,000, respectively, a 10% increase. The increase in 2003 is attributed to opening a new branch office in January 2003. Equipment expense for the three months ended March 31, 2003 and 2002 was $450,000 and $476,000, respectively, representing a decrease of 5%. The decrease was primarily due to an increased depreciation expense in 2002 resulting from accelerating depreciation of the core banking system which was replaced in July, 2002. Other expenses for the three months ended March 31, 2003 and March 31, 2002 were $1,002,000 and $753,000, respectively, a 33% increase. Components of other non-interest expenses that increased materially were legal and professional fees. Legal fees were $110,000 for the three months ended March 31, 2003 compared with $47,000 for the comparable period in 2002, representing an increase of 134%. Professional fees for the three months ended March 31, 2003 and 2002 were $121,000 and $36,000, respectively, representing an increase of 236%. Legal fees increased primarily due to ongoing litigation with our former host systems provider while professional fee increases were primarily related to outsourced information technology services.

INCOME TAXES

The Company reported a provision for income tax for the three months ended March 31, 2003 and 2002 of $386,000 and $433,000, respectively. Both the 2003 and 2002 provisions reflect tax accruals at the federal statutory rate, adjusted primarily for the effect of the Company's investments in tax-exempt municipal securities and bank owned life insurance policies and state taxes. The Vintage Bank established a Real Estate Investment Trust (REIT) subsidiary in February 2003, which provided approximately $60,000 in tax benefits during the first quarter of 2003.

BALANCE SHEET

Total assets as of March 31, 2003 were $419,594,000 compared with $337,997,000 as of March 31, 2002, and $416,458,000 at December 31, 2002 equating to a 24% increase during the twelve months ended March 31, 2003, and a 1% increase for the three month ended March 31, 2003. Total deposits as of March 31, 2003 were $370,649,000 compared with $303,629,000 as of March

31, 2002, and $367,803,000 at December 31, 2002 representing a 22% increase during the twelve months then ended, and a 1% increase for the three months ended March 31, 2003. Loans outstanding as of March 31, 2003 were $255,162,000 compared with $196,195,000 as of March 31, 2003, and $237,627,000 at December 31, 2002 equating to a 30% increase during the twelve months then ended and a 7% increase for the three months ended March 31, 2003.

LOANS HELD FOR SALE

The Company had $14 million in purchased participations in mortgage loans as of March 31, 2003. Loans originated or purchased and considered held for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

BORROWINGS

The Company had a $3,000,000 unsecured loan with Union Bank of California that was to mature in 2003, with principal and interest payments due quarterly. The balance at March 31, 2002 was $1,615,000 and was paid in full in June 2002 with the proceeds of the Trust Preferred Securities.

TRUST PREFERRED SECURITIES

On June 26, 2002, North Bay Statutory Trust I (Trust), a Connecticut statutory business trust and wholly-owned subsidiary of North Bay Bancorp, issued $10 million in floating rate Cumulative Trust Preferred Securities (Securities). The Securities bear interest a rate of Libor plus 3.45% and had an initial interest rate of 5.34%; currently the interest rate is 4.74%; the Securities will mature on June 26, 2032, but earlier redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. The principal asset of the trust is a $10,310,000 floating rate subordinated debenture of the Company.

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

LIQUIDITY AND CAPITAL ADEQUACY

The Company's liquidity is determined by the level of assets (such as cash, Federal Funds, and unpledged investment in marketable securities) that are readily convertible to cash to meet customer withdrawals and borrowings. Management reviews the Company's liquidity position on a regular basis to ensure that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Company has a comprehensive Asset/Liability Management and Liquidity Policy, which it uses to determine adequate liquidity. As of March 31, 2003 liquid assets were 32% of total assets, compared with 36% as of March 31, 2002.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) established ratios used to determine whether a Company is "Well Capitalized," "Adequately Capitalized," "Undercapitalized," "Significantly Undercapitalized," or "Critically Undercapitalized." A Well Capitalized Company has risk-based capital of at least 10%, tier 1 risked-based capital of at least 6%, and a leverage ratio of at least 5%. As of March 31, 2003, the Company's risk-based capital ratio was 14.88%. The Company's tier 1 risk-based capital ratio and leverage ratio were 13.84% and 10.78%, respectively.

As the following  table  indicates,  the Bank  currently  exceeds the regulatory
capital  minimum  requirements.   The  Bank  is  considered  "Well  Capitalized"
according to regulatory guidelines.

                                                                                    To Be Well Capitalized
                                                             For Capital            Under Prompt Corrective
                                     Actual               Adequacy Purposes            Action Provisions
                              --------------------      --------------------        -----------------------

                                                              (In 000's)
                               Amount        Ratio       Amount        Ratio         Amount           Ratio
                              -------       ------      -------       ------        -------         -------
As of March 31, 2003:
Total Capital (to Risk
   Weighted Assets)
      Consolidated            $47,935       14.88%      $25,776       >8.00%        $32,204         >10.00%
      The Vintage Bank         29,968       11.41%       21,012       >8.00%         26,265         >10.00%
       Solano Bank              7,868       13.94%        4,516       >8.00%          5,645         >10.00%
Tier I Capital (to Risk
   Weighted Assets)
      Consolidated             44,608       13.84%       12,888       >4.00%         19,332          >6.00%
      The Vintage Bank         27,104       10.32%       10,506       >4.00%         15,759          >6.00%
       Solano Bank              7,405       13.12%        2,258       >4.00%          3,387          >6.00%
Tier I Capital (to
   Average Assets)
      Consolidated             44,608       10.78%       16,545       >4.00%         20,682          >5.00%
      The Vintage Bank         27,104        8.12%       13,352       >4.00%         16,691          >5.00%
       Solano Bank              7,405       10.93%        2,709       >4.00%          3,386          >5.00%

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

The Company manages interest rate risk through its Audit Committee which serves as the Asset Liability Committee (ALCO). The ALCO monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis uses an income simulation approach to measure the change in interest income and expense under rate shock conditions. The model considers the three major factors of (a) volume differences, (b) repricing differences and (c) timing in its income simulation. The model begins by disseminating data into appropriate repricing buckets based on internally supplied algorithms (or overridden by calibration). Next, each major asset and liability type is assigned a "multiplier" or beta to simulate how much that particular balance sheet category type will reprice when interest rates change. The model uses eight asset and liability multipliers consisting of bank-specific or default multipliers. The remaining step is to simulate the timing effect of assets and liabilities by modeling a month-by-month simulation to estimate the change in interest income and expense over the next 12-month period. The results are then expressed as the change in pre-tax net interest income over a 12-month period for +1%, and +2% shocks.

Utilizing the simulation model to measure interest rate risk at March 31, 2003 and December 31, 2002 the Company is within the established exposure of a 4% change in "return on equity" tolerance limit. There were no significant changes in interest rate risk from the annual report on form 10K for December 31, 2002.


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

                           PART II - OTHER INFORMATION

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about September 17, 2002, the Company filed an answer and counterclaims against Open Solutions, Inc. ("OSI") in the United States District Court, District of Connecticut (Civil Action No. 302CV1284 JCH). The answer denies the allegations contained in the complaint filed by OSI and the counterclaim is for deceit/misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, false advertising, unfair and deceptive business acts or practices, and breach of warranty. The Company seeks monetary damages in excess of $970,000, exemplary and punitive damages, and recovery of costs and fees. There have been no material developments in the legal proceedings between Open Solutions, Inc., and the Company (United States District Court, District of Connecticut Civil Action No. 302CV1284JCH).


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) An index of exhibits begins on page 18.

         (b) On January 30, 2003, the Company filed a Current Report on Form 8-K, reporting the declaration of a stock dividend of one share for every twenty outstanding shares and a cash dividend of twenty cents ($.20) per share. On February 19, 2003 the Company filed a Current Report on Form 8-K, reporting its year-end results. No financial statements were filed with the Current Reports on Form 8-K.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NORTH BAY BANCORP
                                          A California Corporation


Date: May 12, 2003                        BY:/s/ Terry L. Robinson
                                             --------------------------------
                                             Terry L. Robinson
                                             President & CEO
                                             Principal Executive Officer


Date: May 12, 2003                        BY:/s/ Lee-Ann Cimino
                                             --------------------------------
                                             Lee-Ann Cimino
                                             Senior Vice President
                                             Principal Financial Officer

                             FORM 10-Q CERTIFICATION

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


Date: May 12, 2003                          BY:/s/ Terry L. Robinson
                                               ---------------------------------
                                              Terry L. Robinson
                                              President & CEO
                                              Principal Executive Officer

                             FORM 10-Q CERTIFICATION

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


Date: May 12, 2003                               BY:/s/ Lee-Ann Cimino
                                                    ----------------------------
                                                    Lee-Ann Cimino
                                                    Senior Vice President
                                                    & Chief Financial Officer
                                                    Principal Financial Officer

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