Form 10-Q
period 2003-06-30
NORTH BAY BANCORP/CA
filed 2003-08-08
CIK 1102595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR the quarter period ended June 30, 2003

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

              1190 Airport Road, Suite 101, Napa, California 94558
              ----------------------------------------------------
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

                       Yes   X                   No
                          -------                  -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                       Yes                       No   X
                          -------                  -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of the North Bay Bancorp's Common Stock outstanding as of August 6, 2003: 2,284,563

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

FINANCIAL INFORMATION

The information for the three months and six months ended June 30, 2003 and June 30, 2002 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of North Bay Bancorp (Company) at June 30, 2003 and the results of operations and cash flows for the three and six months then ended. Results for interim periods should not be considered as indicative of results for a full year.

                                     Item 1.
                              FINANCIAL STATEMENTS

                                                                             North Bay Bancorp
                                                                        Consolidated Balance Sheets
                                                                                  Unaudited
                                                                       (In 000's except share data)

                                                                     June 30,   June 30, December 31,
Assets                                                                   2003       2002         2002
                                                                     --------   --------     --------
Cash and due from banks                                              $ 27,559   $ 14,135     $ 23,785
Federal funds sold                                                     20,670     26,648       28,525
Time deposits with other financial institutions                           100        100          100
                                                                     --------   --------     --------
                     Total cash and cash equivalents                   48,329     40,883       52,410

Investment Securities:
   Held-to-maturity                                                     1,250      1,293        1,272
   Available-for-sale                                                  85,839     88,713      104,473
   Equity securities                                                    1,398      1,267        1,349
                                                                     --------   --------     --------
                     Total investment securities                       88,487     91,273      107,094

Loans, net of allowance for loan losses of $3,373 in June, 2003
   $3,005 in June, 2002 and $3,290 in December, 2002                  256,440    206,899      234,337
Loans held-for-sale                                                    19,538          0            0
Bank premises and equipment, net                                       11,166     10,647       10,800
Accrued interest receivable and other assets                           11,484     12,989       11,817
                                                                     --------   --------     --------

                            Total assets                             $435,444   $362,691     $416,458
                                                                     ========   ========     ========

Liabilities and Shareholders' Equity

Deposits:
   Non-interest bearing                                              $102,107   $ 86,419     $104,142
   Interest bearing                                                   282,332    231,153      263,661
                                                                     --------   --------     --------
                           Total deposits                             384,439    317,572      367,803


Accrued interest payable and other liabilities                          3,300      2,724        3,312
                                                                     --------   --------     --------

                          Total liabilities                           387,739    320,296      371,115

Floating rate subordinated debenture (trust preferred securities)      10,000     10,000       10,000

Shareholders' equity:

Preferred stock - no par value:
Authorized, 500,000 shares;
Issued and outstanding - none
Common stock - no par value:
Authorized, 10,000,000 shares;
Issued and outstanding - 2,282,521 shares in June 2003,
   2,098,313 shares in June, 2002, and 2,130,288 in December, 2002     29,145     24,833       25,387
Retained earnings                                                       7,160      6,560        8,612
Accumulated other comprehensive income                                  1,400      1,002        1,344
                                                                     --------   --------     --------
                     Total shareholders' equity                        37,705     32,395       35,343

             Total liabilities and shareholders' equity              $435,444   $362,691     $416,458
                                                                     ========   ========     ========


The accompanying notes are an integral part of these statements

                                                     North Bay Bancorp
                                               Consolidated Income Statements
                                                        (Unaudited)
                                                (In 000's except share data)

                                           Three Months Ended  Six Months Ended
                                           June 30,  June 30,  June 30, June 30,
                                             2003      2002      2003     2002
                                           -------   -------   -------   -------

Interest Income
   Loans (including fees)                  $ 4,571   $ 4,096   $ 8,927   $ 7,897
   Federal funds sold                           56        98       119       156
   Investment securities - taxable             735       790     1,517     1,655
   Investment securities - tax exempt          132       189       292       338
                                           -------   -------   -------   -------
Total interest income                        5,494     5,173    10,855    10,046

Interest Expense
   Deposits                                    670       817     1,357     1,652
   Short term borrowings                         8         0         8         0
   Long term debt                              141        24       282        39
                                           -------   -------   -------   -------
Total interest expense                         819       841     1,647     1,691

Net interest income                          4,675     4,332     9,208     8,355

Provision for loan losses                       45       144        90       288
                                           -------   -------   -------   -------

Net interest income after
   provision for loan losses                 4,630     4,188     9,118     8,067

Non interest income                            728       645     1,437     1,278
Gains on securities transactions, net          331         0       430        66
                                           -------   -------   -------   -------
Total non interest income                    1,059       645     1,867     1,344

Non interest expenses
   Salaries and employee benefits            2,252     1,976     4,558     3,880
   Occupancy                                   318       218       575       452
   Equipment                                   295       466       745       942
   Other                                     1,446       795     2,448     1,548
                                           -------   -------   -------   -------
Total non interest expense                   4,311     3,455     8,326     6,822
                                           -------   -------   -------   -------

Income before provision for
   income taxes                              1,378     1,378     2,659     2,589

Provision for income taxes                     366       501       752       934
                                           -------   -------   -------   -------

Net income                                 $ 1,012   $   877   $ 1,907   $ 1,655
                                           =======   =======   =======   =======

Basic earnings per common share:           $  0.45   $  0.40   $  0.85   $  0.76
                                           =======   =======   =======   =======
Diluted earnings per common share:         $  0.44   $  0.39   $  0.82   $  0.74
                                           =======   =======   =======   =======
Dividends Paid:                            $  0.00   $  0.00   $  0.20   $  0.20
                                           =======   =======   =======   =======

The accompanying notes are an integral part of these statements

                                                             North Bay Bancorp
                                          Consolidated Statement of Change in Shareholders' Equity
                                                          For the Six Months Ended
                                                               June 30, 2003
                                                                (Unaudited)
                                                        (In 000's except share data)

                                                                 Accumulated
                                                                       Other        Total
                                    Common    Common Retained  Comprehensive  Shareholders' Comprehensive
                                    Shares
                               Outstanding     Stock Earnings         Income       Equity          Income
                              ---------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002       2,130,288   $25,387   $8,612         $1,344      $35,343

Stock dividend                     106,295     2,918   (2,932 )                       (14)
Cash dividend                                            (427 )                      (427)
Comprehensive income:
    Net income                                          1,907                       1,907         $1,907
    Other comprehensive
loss, net of tax:
       Change in net
unrealized losses on
       available-for-sale
securities, net of tax                                                    56           56             56
                                                                                                  ------
Comprehensive income                                                                              $1,963
                                                                                                  ======
Stock options exercised             45,938       840                                  840
                                 ---------   -------                              -------
BALANCE, JUNE 30, 2003           2,282,521   $29,145   $7,160         $1,400      $37,705
                                 =========   =======  =======         ======      =======

The accompanying notes are an integral part of these statements

                                     North Bay Bancorp
                           Consolidated Statement of Cash Flows
                                         Unaudited
                                        (In 000's)

                                                                 Six Months Ended June 30,
                                                                     2003         2002
                                                                  ---------    ---------
Cash Flows From Operating Activities:
Net income                                                        $   1,907    $   1,655
Adjustment to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                         778          723
  Provision for loan losses                                              90          288
  Amortization of deferred loan fees                                   (329)        (244)
  Proceeds from sale of loans held-for-sale                         138,764            0
  Purchase of loans held-for-sale                                  (158,302)           0
  Premium amortization (discount accretion), net                        594          467
  Gain on securities transactions                                      (430)         (66)
  Loss on sale of capital assets                                          0            1
   Changes in:
    Interest receivable and other assets                                291       (2,702)
    Interest payable and other liabilities                              235          185
                                                                  ---------    ---------
   Net cash (used) provided by operating activities                 (16,402)         307
                                                                  ---------    ---------
Cash Flows From Investing Activities:
Investment securities held-to-maturity:
  Proceeds from maturities and principal payments                        22           21
Investment securities available-for-sale:
  Proceeds from maturities and principal payments                    18,536       20,582
  Proceeds from sale of securities                                   22,472        5,112
  Purchases                                                         (22,440)     (30,476)
Equity securities:
  Proceeds from sale of securities                                        0           10
  Purchases                                                             (48)         (36)
Net increase in loans                                               (21,864)     (23,395)
Sale of capital assets                                                    0            1
Capital expenditures                                                 (1,144)      (2,043)
                                                                  ---------    ---------
   Net cash used in investing activities                             (4,466)     (30,224)
                                                                  ---------    ---------
Cash Flows From Financing Activities:
Net increase in deposits                                             16,636       25,131
Repayment of long-term debt                                               0       (1,846)
Stock options exercised                                                 592          510
Proceeds from issuance of Trust Preferred Securities                      0       10,000
Dividends paid                                                         (441)        (406)
                                                                  ---------    ---------
   Net cash provided by financing activities                         16,787       33,389
                                                                  ---------    ---------
Net (decrease) increase in cash and cash equivalents                 (4,081)       3,472
Cash and cash equivalents at beginning of year                       52,410       37,411
                                                                  ---------    ---------
Cash and cash equivalents at end of period                        $  48,329    $  40,883
                                                                  =========    =========
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                   $   1,656    $   1,856
  Taxes paid                                                      $     595    $     991

The accompanying notes are an integral part of these statements

                                NORTH BAY BANCORP
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2003

NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements, which include the accounts of North Bay Bancorp and its subsidiaries the "Company", have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission SEC and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consist of two community banks, The Vintage Bank, established in 1985, and Solano Bank, which opened in 2000, North Bay Statutory Trust 1 which was established in June 2002 and Vintage Capital Trust, a subsidiary of The Vintage Bank, which was established in February 2003. All significant intercompany transactions and balances have been eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2003 and 2002, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 2002.

NOTE 2 - Commitments

The Company has outstanding standby Letters of Credit of approximately $994,000, undisbursed real estate and construction loans of approximately $22,303,000, and undisbursed commercial and consumer lines of credit of approximately $52,098,000, as of June 30, 2003. The Company had outstanding standby Letters of Credit of approximately $748,000, undisbursed real estate and construction loans of approximately $13,672,000, and undisbursed commercial and consumer lines of credit of approximately $48,937,000, as of June 30, 2002.

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

The following table (in thousands except share data) reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

                                                        Weighted Average           Per-Share
                                    Net Income                Shares                 Amount
                                    ----------                ------                 ------
                                              (Dollars in 000's except share data)

                                           For the three months ended June 30, 2003
                                           ----------------------------------------
  Basic earnings per share           $1,012                 2,263,920               $0.45
  Dilutive effect of stock options                             50,766
  Diluted earnings per share                                2,314,686               $0.44

                                           For the three months ended June 30, 2002
                                           ----------------------------------------
  Basic earnings per share           $877                   2,184,894               $0.40
  Dilutive effect of stock options                             66,093
  Diluted earnings per share                                2,250,987               $0.39

                                                        Weighted Average           Per-Share
                                    Net Income                Shares                 Amount
                                    ----------                ------                 ------

                                           For the six months ended June 30, 2003
                                           ----------------------------------------
  Basic earnings per share           $1,907                 2,251,794               $0.85
  Dilutive effect of stock options                             61,416
  Diluted earnings per share                                2,313,210               $0.82

                                           For the six months ended June 30, 2002
                                           ----------------------------------------
  Basic earnings per share           $1,655                 2,173,984               $0.76
  Dilutive effect of stock options                             61,577
  Diluted earnings per share                                2,235,561               $0.74

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

                                            (In 000's except share data)
                                        For the three months ended June 30,
                                            2003                 2002
                                           ------                ----

Net income as reported                     $1,012                $877
Total stock-based employee
  compensation
  expense determined under
  the fair value based method
  for all awards, net of related
  tax effects                                  59                  61
                                           ------                ----
Net income pro forma                         $953                $816
Earnings per share:
      As reported:
Basic                                        $.45                $.40
Diluted                                      $.44                $.39
      Pro forma:
Basic                                        $.44                $.36
Diluted                                      $.42                $.35


                                            (In 000's except share data)
                                         For the six months ended June 30,
                                            2003                2002
                                           ------              ------
Net income as reported                     $1,907              $1,655
Total stock-based employee
  compensation
  expense determined under
  the fair value based method
  for all awards, net of related
  tax effects                                 122                 118
                                           ------              ------
Net income pro forma                       $1,785              $1,537
Earnings per share:
      As reported:
Basic                                        $.85                $.76
Diluted                                      $.82                $.74
      Pro forma:
Basic                                        $.79                $.71
Diluted                                      $.77                $.36

NOTE 5 - Impact of Recently Issued Accounting Standards

On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer.

Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of the Statement on July 1, 2003.

The Company did not enter into any financial instruments within the scope of the Statement during June 2003. However, as a result of adopting the Statement on July 1, 2003 for existing financial instruments entered into on or before May 31, 2003, the floating rate subordinated debenture (trust preferred securities) of $10,000,000 were reclassified as liabilities on July 1, 2003.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or 2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: a) the direct or indirect ability to make decisions about the entity's activities through voting or similar rights, b) the obligation to absorb the expected losses of the entity if they occur, or c) the right to receive the expected residual returns of the entity if they occur. The Interpretation requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. The Company does not expect adoption to have a material impact on the financial position of the Company.

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

OVERVIEW

Net income was $1,012,000 or $.44 per diluted share for the three months ended June 30, 2003, compared with $877,000 or $.39 per diluted share for the three months ended June 30, 2002, an increase of 15%. Net income was $1,907,000 or $.82 per diluted share for the six months ended June 30, 2003, compared with $1,655,000 or $.74 per diluted share for the six months ended June 30, 2002, an increase of 15%. Total assets were $435,444,000 as of June 30, 2003; equating to a 20% growth in assets during the twelve months ended June 30, 2003.

SUMMARY OF EARNINGS

NET INTEREST INCOME
The following table provides a summary of the components of interest income, interest expense and net interest margins for the six months ended June 30, 2003 and June 30, 2002:

                                                              (In 000's)
                                                   2003                                   2002
                                                   ----                                   ----
                                     Average    Income/       Average      Average     Income/      Average
                                     Balance    Expense    Yield/Rate      Balance     Expense   Yield/Rate
                                ----------------------------------------------------------------------------

 Loans (1) (2)                      $257,598     $8,925         6.93%     $200,580      $7,897        7.87%
 Investment securities:
   Taxable                            85,865       1478         3.44%       68,833       1,652        4.80%
   Non-taxable (3)                    13,585        434         6.39%       14,238         406        5.70%
                                     -------    -------                    -------     -------

TOTAL LOANS AND INVESTMENT
SECURITIES                           357,048     10,837         6.07%      283,651       9,955        7.02%

 Due from banks, time                    100          2         4.00%          100           3        6.00%
 Federal funds sold                   21,820        119         1.09%       19,844         156        1.57%
                                     -------    -------                    -------     -------

TOTAL EARNING ASSETS                 378,968    $10,958         5.78%      303,595     $10,114        6.66%
                                     -------    -------                    -------     -------

 Cash and due from banks              24,292                                18,606
 Allowance for loan losses            (3,353)                               (2,885)
 Premises and equipment, net          11,171                                10,262
 Accrued interest receivable
   and other assets                   11,766                                10,859
                                     -------                                ------

TOTAL ASSETS                        $442,844                              $340,437
                                    ========                              ========

LIABILITIES AND SHAREHOLDERS'
EQUITY
 Deposits:
   Interest bearing demand          $162,083       $471         0.58%     $122,104        $500        0.82%
   Savings                            30,535         71         0.47%       23,904         113        0.95%
   Time                               82,012        815         1.99%       75,699       1,039        2.75%
                                     -------    -------                    -------     -------
                                     274,630      1,357                    221,707       1,652

   Long-term debt                     10,000        282         5.64%        1,709          39        4.56%
   Short-term borrowings               1,500          8         1.07%            0           0        0.00%
                                     -------    -------                    -------     -------
                                      11,500        290                      1,709          39
TOTAL INTEREST BEARING
LIABILITIES                          286,130     $1,647         1.15%      223,416      $1,691        1.51%
                                     -------    -------                    -------     -------

 Noninterest bearing DDA              96,576                                82,102
 Accrued interest payable
   and other liabilities               3,745                                 3,937
 Shareholders' equity                 36,393                                30,982
                                      ------                                ------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                $422,844                              $340,437
                                    ========                              ========

NET INTEREST INCOME                              $9,311                                 $8,423
                                                 ======                                 ======
NET INTEREST INCOME TO
AVERAGE EARNING ASSETS
(Net Interest Margin (4))                          4.91%                                  5.55%

(1) Average loans would include nonaccrual loans. The Company had no nonaccrual loans during 2003 or 2002.

(2) Loan interest income includes loan fee income of $538 and $563 for the six months ended June 30, 2003 and June 30, 2002, respectfully.

(3) Average yields shown are on a taxable-equivalent basis. On a non-taxable basis, 2003 interest income was $331 with an average yield of 4.87%; in 2002, on a non-taxable basis, interest income was $338 with an average yield of 4.75%.

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

Net interest income before the provision for loan losses on a taxable-equivalent basis for the three months ended June 30, 2003 and June 30, 2002 was $4,696,000 and $4,364,000, respectively. These results equate to a 7% increase in net interest income for the second quarter of 2003 compared to the second quarter of 2002. Loan fee income, which is included in interest income from loans, was $280,000 for the three months ended June 30, 2003, compared with $299,000 for the three months ended June 30, 2002. Net interest income before the provision for loan losses on a taxable-equivalent basis for the six months ended June 30, 2003 and June 30, 2002 was $9,311,000 and $8,423,000, respectively. These results equate to an 11% increase in net interest income for the first six months of 2003 compared to the same period in 2002. Loan fee income, which is included in interest income from loans, was $538,000 for the six months ended June 30, 2003, compared with $563,000 for the six months ended June 30, 2002. Taxable-equivalent interest income increased $310,000 or 6% in the second quarter of 2003 compared with the same period of 2002. The net increase of $310,000 was attributed to an increase in the volume of earning assets accounting for $1,368,000 of this increase, offset by a decrease of $1,058,000 attributable to lower rates. Interest paid on interest-bearing liabilities decreased $22,000 in the second quarter of 2003 compared with the second quarter of 2002. Although increases in the volume of deposits and other borrowings accounted for an increase of $162,000 it was offset by $184,000 attributed to lower rates. The average balance of earning assets increased $75,373,000 or 25% during the twelve months ended June 30, 2003. Taxable-equivalent interest income increased $844,000 or 8% in the first six months of 2003 compared with the same period of 2002. The net increase of $844,000 was attributed to an increase in the volume of earning assets accounting for $2,644,000 of this increase, offset by a decrease of $1,800,000 attributable to lower rates. The average balance of interest-bearing liabilities increased $62,714,000 or 28% during the first six month of 2003 compared with the same period in 2002. Interest paid on interest-bearing liabilities decreased $44,000 in 2003 compared with 2002. Although increases in the volume of deposits and other borrowings accounted for an increase of $475,000 it was offset by $519,000 attributed to lower rates. Management does not expect a material change in the Company's net interest margin during the next twelve months as the result of a modest increase or decrease in general interest rates.

The following table sets forth a summary of the changes in interest earned and interest paid for the first six months in 2003 over 2002 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

                                                            (In 000's)
                                                         2003 Over 2002
                                                         --------------
                                                  Volume       Rate      Total
                                                  -------    -------    -------

Increase (Decrease) In
 Interest and Fee Income

   Time Deposits With Other
    Financial Institutions                        $     0    $    (1)   $    (1)

   Investment Securities:
     Taxable                                          409       (583)      (174)
     Non-Taxable (1)                                  (19)        47         28
   Federal Funds Sold                                  15        (52)       (37)
   Loans                                            2,239     (1,211)     1,028
                                                  -------    -------    -------
   Total Interest and Fee Income                    2,644     (1,800)       844
                                                  -------    -------    -------

Increase (Decrease) In
 Interest Expense

   Deposits:
     Interest Bearing
     Transaction Accounts                             165       (194)       (29)
     Savings                                           32        (74)       (42)
     Time Deposits                                     89       (313)      (224)
                                                  -------    -------    -------
   Total Deposits                                     286       (581)      (295)

   Long-term Debt                                     189         54        243
   Short-term Borrowings                                0          8          8
                                                  -------    -------    -------
   Total Interest Expense                             472       (519)       (44)
                                                  -------    -------    -------
   Net Interest Income                            $ 2,169    $(1,281)   $   888
                                                  =======    =======    =======

(1) The interest earned is taxable-equivalent.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by the provision for loan losses and reduced by net charge offs. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary they are reported in earnings in the periods in which they become known. The Company conducts credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience and other factors in determining the adequacy of the allowance balance. This evaluation establishes a specific allowance for all classified loans over $50,000 and establishes percentage allowance requirements for all other loans, according to the classification as determined by the Company's internal grading system. As of June 30, 2003 the allowance for loan losses of $3,373,000 represented 1.30% of loans outstanding. As of June 30, 2002, the allowance represented 1.43% of loans outstanding. During the three months ended June 30, 2003 $45,000 was charged to expense for the loan loss provision, compared with $144,000 for the same period in 2002. During the six months ended June 30, 2003, $90,000 was charged to expense for the loan loss provision, compared with $288,000 for the same period in 2002.There were net charge-offs of $7,000 during the first six months of 2003 compared with no net charge-offs during the first six months of 2002.

The following table summarizes changes in the allowance for loan losses:

                                                                (In 000's)
                                                        For the six months ended
                                                     June 30, 2003     June 30, 2002
Balance, beginning of period                                $3,290            $2,717
Provision for loan losses                                       90               288
Loans charged off                                              (11)               (2)
Recoveries of loans previously charged off                       4                 2
                                                            ------            ------
Balance, end of period                                      $3,373            $3,005
                                                            ======            ======

Allowance for loan losses to total outstanding loans          1.30%             1.43%

There were no loans on non-accrual status as of June 30, 2003, June 30, 2002 or December 31, 2002. There were no loans 90 days or more past due and still accruing interest or restructured loans at June 30, 2003, June 30, 2002 or December 31, 2002.

NON-INTEREST INCOME

Non-interest income, excluding gains on the sale of securities, was $728,000 for the three months ended June 30, 2003 compared with $645,000 for the same period in 2002, a 13% increase. Non-interest income, excluding gains on the sale of securities was $1,437,000 for the six months ended June 30, 2003 compared with $1,278,000 for the same period in 2002, a 12% increase. Non-interest income primarily consists of service charges and other fees related to deposit accounts. The increase in non-interest income resulted primarily from an increase in the number of deposit accounts, transaction volumes and directly related service charges.

GAINS ON SECURITIES

Net gains of $331,000 and $430,000 for the three and six months ended June 30, 2003, respectively, resulted from the sale of several available-for-sale securities. Net gains of $66,000 for the six months ended June 30, 2002 also resulted from the sale of several available-for-sale securities. There were no gains or losses for the three months ended June 30, 2002.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended June 30, 2003 and June 30, 2002 was $4,311,000 and $3,455,000, respectively, a 25% increase. Non-interest expense for the six months ended June 30, 2003 and June 30, 2002 was $8,326,000 and $6,822,000, respectively, a 22% increase. Salaries and employee benefits expense for the three months ended June 30, 2003 and 2002 were $2,252,000 and $1,976,000, respectively, a 14% increase. Salaries and employee benefits expense for the six months ended June 30, 2003 and 2002 were $4,558,000 and $3,880,000, respectively, a 17% increase. The increase in 2003 resulted from increased salaries paid to Company officers and employees, and an increase of approximately ten full-time equivalent (FTE) employees from 134 at June 30, 2002 to 144 at June 30, 2003. The increases in FTE were related to increasing sales activity and staffing new offices. Occupancy expense for the three months ended June 30, 2003 and 2002 were $318,000 and $218,000, respectively, a 46% increase. Occupancy expense for the six months ended June 30, 2003 and 2002 were $575,000 and $452,000, respectively, representing a 27% increase. The increase in 2003 is attributed to opening a branch office in March 2003 and obtaining rented locations for Executive and Administration offices. Equipment expenses for the three months ended June 30, 2003 and 2002 was $295,000 and $466,000, respectively, representing a decrease of 37%. Equipment expenses for the six months ended June 30, 2003 and 2002 was $745,000 and $942,000, respectively, a decrease of 21%. The decrease in 2003 was primarily due to increased depreciation expense in 2002 resulting from accelerated depreciation on the host banking system, which was replaced in July 2002. Other expenses for the three months ended June 30, 2003 and June 30, 2002 were $1,446,000 and $795,000, respectively, approximately an 82% increase. Other expenses for the six months ended June 30, 2003 and June 30, 2002 were $2,448,000 and $1,548,000, respectively, a 58% increase. Components of other non-interest expenses that increased materially were legal and professional fees. Legal fees were $290,000 and $400,000 for the three and six months ended June 30, 2003, respectively. This compares with $53,000 and $100,000 for the same periods in 2002. The increase in legal fees is primarily due to litigation with our former host systems provider. Now that the suit has been settled, legal fees are expected to be proportionately less the remainder of 2003. Professional fees were $187,000 and $308,000 for the three and six months ended June 30, 2003, respectively. This compares with $40,000 and $76,000 for the same periods in 2002. The increase in professional fees were primarily the result of outsourced information technology and consulting services.

INCOME TAXES

The Company reported a provision for income tax for the three months ended June 30, 2003 and 2002 of $366,000 and $501,000, respectively. The Company reported a provision for income tax for the six months ended June 30, 2003 and 2002 of $752,000 and $934,000, respectively. Both the 2003 and 2002 provisions reflect tax accruals at statutory rates for federal income taxes, adjusted primarily for the effect of the Company's investments in tax-exempt municipal securities, bank owned life insurance policies and state taxes. The Vintage Bank established a Real Estate Investment Trust (REIT) subsidiary in February 2003, which provided approximately $60,000 in tax benefits during the first quarter of 2003 and an additional $118,000 in tax benefits during the second quarter of 2003.

BALANCE SHEET

Total assets as of June 30, 2003 were $435,444,000 compared with $362,691,000 as of June 30, 2002, and $416,458,000 at December 30, 2002 equating to a 20% increase during the twelve months ended June 30, 2003, and a 5% increase for the six months ended June 30, 2003. Total deposits as of June 30, 2003 were $384,439,000 compared with $317,572,000 as of June 30, 2002, and $367,803,000 at
December 30, 2002 representing a 21% increase during the twelve months then ended, and a 5% increase for the six months ended June 30, 2003. Gross loans outstanding as of June 30, 2003 were $259,813,000 compared with $209,904,000 as of June 30, 2002, and $237,627,000 at December 30, 2002 equating to a 24% increase during the twelve months then ended and a 9% increase for the six months ended June 30, 2003.

LOANS HELD FOR SALE

The Company had $19.5 million in purchased participations in mortgage loans as of June 30, 2003. Loans originated or purchased and considered held for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

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

LIQUIDITY AND CAPITAL ADEQUACY

The Company's liquidity is determined by the level of assets (such as cash, Federal Funds, and investment in unpledged marketable securities) that are readily convertible to cash to meet customer withdrawals and borrowings. Management reviews the Company's liquidity position on a regular basis to ensure that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Company has a comprehensive Asset/Liability Management and Liquidity Policy, which it uses to determine adequate liquidity. As of June 30, 2003 liquid assets were 31% of total assets, compared with 36% as of June 30, 2002.

The Federal Deposit Insurance Corporation Improvement Act (FDICA) established ratios used to determine whether a Company is "Well Capitalized," "Adequately Capitalized," "Undercapitalized," "Significantly Undercapitalized," or "Critically Undercapitalized." A Well Capitalized Company has risk-based capital of at least 10%, tier 1 risked-based capital of at least 6%, and a leverage ratio of at least 5%. As of June 30, 2003, the Company's risk-based capital ratio was 14.49%. The Company's tier 1 risk-based capital ratio and leverage ratio were 13.50% and 11.00%, respectively.

As the following table indicates, the Company currently exceeds the regulatory capital minimum requirements. The Company is considered "Well Capitalized" according to regulatory guidelines.

                                                                                   To Be Well Capitalized
                                                             For Capital           Under Prompt Corrective
                                      Actual              Adequacy Purposes            Action Provisions
                                      ------              -----------------            -----------------

                                                             (In 000's)
                               Amount        Ratio       Amount        Ratio         Amount           Ratio
                               ------        -----       ------        -----         ------           -----

As of June 30, 2003:
Total Capital (to Risk
   Weighted Assets)
      Consolidated            $49,678       14.49%      $27,432       >8.00%        $34,290         >10.00%
                                                                      -                             -
      The Vintage Bank         29,726       11.24%       22,275       >8.00%         27,843         >10.00%
                                                                      -                             -
      Solano Bank               7,384       12.72%        4,920       >8.00%          6,150         >10.00%
                                                                      -                             -
Tier I Capital (to Risk
   Weighted Assets)
      Consolidated             46,305       13.50%       13,716       >4.00%         20,574          >6.00%
                                                                      -                              -
      The Vintage Bank         28,425       10.21%       11,137       >4.00%         16,706          >6.00%
                                                                      -                              -
      Solano Bank               7,315       11.90%        2,460       >4.00%          3,690          >6.00%
                                                                      -                              -
Tier I Capital (to
   Average Assets)
      Consolidated             46,305       11.00%       16,840       >4.00%         21,050          >5.00%
                                                                      -
      The Vintage Bank         28,425        9.65%       13,639       >4.00%         17,049          >5.00%
                                                                      -                              -
      Solano Bank               7,315        8.34%        3,032       >4.00%          3,790          >5.00%
                                                                      -                              -

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

Utilizing the simulation model to measure interest rate risk at June 30, 2003 and December 31, 2002 the Company is within the established exposure of a 4% change in "return on equity" tolerance limit. There were no significant changes in interest rate risk from the annual report on form 10-K for December 31, 2002.

                                     Item 4.

                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation as of June 30, 2003, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Changes in Internal Controls:

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses; therefore no corrective actions were taken.

                                     PART 2
                                OTHER INFORMATION

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 25, 2002, Open Solutions, Inc. ("OSI") filed a complaint against the Company in the United States District Court, District of Connecticut (Civil Action No. 302CV1284 JCH). The Company raised appropriate affirmative defenses and cross-complained. On June 17, 2003, the proceedings were settled and the action dismissed. The settlement had no material impact on earnings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Fourth Annual Meeting of the shareholders of the Company was held on May 8, 2003.

        (b) Proxies for the meeting were solicited pursuant to Regulation 14A under the Act, there were no solicitations in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected.

        (b) In addition to the election of directors and aside from procedural matters, the following matters were voted upon at the annual shareholders' meeting:

            o A proposal to amend The Company's Bylaws to create a classified Board of Directors. The affirmative vote of a majority of the Company's outstanding shares was required for approval. At the Fourth Annual Meeting, the proposal to amend the Bylaws to create a classified Board of Directors was approved with 1,197,590 affirmative votes. There were 34,042 negative votes and 11,641 abstaining votes.

            o A proposal to amend the Company's Bylaws to eliminate cumulative voting. The affirmative vote of a majority of the Company's outstanding shares was required for approval. At the Fourth Annual Meeting, the proposal to amend the Bylaws to eliminate cumulative voting was approved with 1,130,282 affirmative votes. There were 103,281 negative votes and 9,710 abstaining votes.

        (d) There was no settlement between the Company and any other person terminating any solicitation subject to Rule 14a-11.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) An index of exhibits begins on page 20.

        (b) On May 7, 2003 the Company filed a Current Report on Form 8-K, reporting the issuance of a press release announcing the Company's earning for the quarter ended March 31, 2003. No Financial statements were filed the Current Report on Form 8-K.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   NORTH BAY BANCORP
                                                   A California Corporation


Date: August 6, 2003                        BY:/s/ Terry L. Robinson
                                               ---------------------------------
                                                   Terry L. Robinson
                                                   President & CEO
                                                   Principal Executive Officer


Date: August 6, 2003                        BY:/s/ Lee-Ann Cimino
                                               ---------------------------------
                                                   Lee-Ann Cimino
                                                   Senior Vice President
                                                   Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------

       11     Statement  re:  computation  of per share  earnings is included in
              Note  3  to  the  unaudited   condensed   consolidated   financial
              statements of Registrant.

     31.1 Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238

     31.2 Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238

     32.1     Certificate of Principal  Executive  Officer Pursuant to 18 U.S.C.
              Section 1350

     32.2     Certificate of Principal  Financial  Officer Pursuant to 18 U.S.C.
              Section 1350