Form 10-Q
period 2003-09-30
NORTH BAY BANCORP/CA
filed 2003-11-12
CIK 1102595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR the quarter period ended September 30, 2003

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

                     Yes   X                        No
                          ---                           ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                     Yes                            No   X
                          ---                           ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the North Bay Bancorp's Common Stock outstanding as of November 10, 2003: 2,285,646

                                     Part 1.
                              FINANCIAL INFORMATION

FORWARD LOOKING STATEMENTS

In addition to the historical information, this Quarterly Report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 321E of the Securities Exchange Act of 1934, as amended, and are subject to the "Safe Harbor" created by those Sections. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, and fee and other noninterest income earned; (ii) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues; (iii) enactment of adverse government regulations; (iv) adverse conditions and volatility, as a result of recent economic uncertainty created by the United States' war on terrorism, the war in Iraq, in the stock market, the public debt market and other capital markets and the impact of such conditions of the Company; (v) continued changes in the interest rate environment may reduce interest margins and adversely impact net interest income; (vi) as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

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

FINANCIAL INFORMATION

The information for the three months and nine months ended September 30, 2003 and September 30, 2002 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of North Bay Bancorp (Company) at September 30, 2003 and the results of operations and cash flows for the three and nine months then ended. Results for interim periods should not be considered as indicative of results for a full year.

                                     Item 1.
                              FINANCIAL STATEMENTS

                                                                                     North Bay Bancorp
                                                                                Consolidated Balance Sheets
                                                                                          Unaudited
                                                                               (In 000's except share data)

                                                                       September 30,   September 30,    December 31,
Assets                                                                          2003            2002            2002
                                                                            --------        --------        --------
Cash and due from banks                                                     $ 34,777        $ 20,091        $ 23,785
Federal funds sold                                                            21,750          25,154          28,525
Time deposits with other financial institutions                                  100             100             100
                                                                            --------        --------        --------
                     Total cash and cash equivalents                          56,627          45,345          52,410
Investment Securities:
   Held-to-maturity                                                            1,250           1,272           1,272
   Available-for-sale                                                         83,177         106,280         104,473
   Equity securities                                                           1,349           1,352           1,349
                                                                            --------        --------        --------
                     Total investment securities                              85,776         108,904         107,094

Loans, net of allowance for loan losses of $3,421 in September, 2003
   $3,143 in September, 2002 and $3,290 in December, 2002                    274,491         219,245         234,337
Loans held-for-sale                                                           10,786               0               0
Bank premises and equipment, net                                              11,137          10,691          10,800
Accrued interest receivable and other assets                                  12,499          11,743          11,817
                                                                            --------        --------        --------

                           Total assets                                     $451,316        $395,928        $416,458
                                                                            ========        ========        ========

Liabilities and Shareholders' Equity

Deposits:
   Non-interest bearing                                                     $104,594        $ 94,833        $104,142
   Interest bearing                                                          294,827         253,266         263,661
                                                                            --------        --------        --------
                           Total deposits                                    399,421         348,099         367,803


Floating rate subordinated debenture (trust preferred securities)             10,000          10,000          10,000
Accrued interest payable and other liabilities                                 3,836           3,377           3,312
                                                                            --------        --------        --------

                           Total liabilities                                 413,257         361,476         371,115

Shareholders' equity:

Preferred stock - no par value:
Authorized, 500,000 shares;
Issued and outstanding - none
Common stock - no par value:
Authorized, 10,000,000 shares;
Issued and outstanding - 2,285,646 shares in September 2003,
   2,123,687 shares in September, 2002, and 2,130,288 in December, 2002       29,209          25,269          25,387
Retained earnings                                                              8,324           7,487           8,612
Accumulated other comprehensive income                                           526           1,696           1,344
                                                                            --------        --------        --------
                     Total shareholders' equity                               38,059          34,452          35,343

             Total liabilities and shareholders' equity                     $451,316        $395,928        $416,458
                                                                            ========        ========        ========

The accompanying notes are an integral part of these statements

                                North Bay Bancorp
                         Consolidated Income Statements
                                   (Unaudited)
                          (In 000's except share data)

                                               Three Months Ended                 Nine Months Ended
                                         September 30,   September 30,     September 30,  September 30,
                                              2003           2002               2003           2002
                                            -------         -------           -------        -------
Interest Income
   Loans (including fees)                   $ 4,853         $ 4,290           $13,780        $12,187
   Federal funds sold                            38             135               157            291
   Investment securities - taxable              482             906             1,999          2,561
   Investment securities - tax exempt           181             164               473            502
                                            -------         -------           -------        -------
Total interest income                         5,554           5,495            16,409         15,541

Interest Expense
   Deposits                                     550             859             1,907          2,511
   Short term borrowings                          2               0                10              0
   Long term debt                               129             153               411            192
                                            -------         -------           -------        -------
Total interest expense                          681           1,012             2,328          2,703

Net interest income                           4,873           4,483            14,081         12,838

Provision for loan losses                        45             144               135            432
                                            -------         -------           -------        -------

Net interest income after
   provision for loan losses                  4,828           4,339            13,946         12,406

Non interest income                             848             731             2,285          2,009
Gains on securities transactions, net           207               0               637             66
                                            -------         -------           -------        -------
Total non interest income                     1,055             731             2,922          2,075

Non interest expenses
   Salaries and employee benefits             2,338           1,978             6,896          5,858
   Occupancy                                    356             228               931            680
   Equipment                                    485             450             1,230          1,392
   Other                                      1,088           1,041             3,536          2,589
                                            -------         -------           -------        -------
Total non interest expense                    4,267           3,697            12,593         10,519
                                            -------         -------           -------        -------

Income before provision for income taxes      1,616           1,373             4,275          3,962
Provision for income taxes                      452             446             1,204          1,380
                                            -------         -------           -------        -------

Net income                                  $ 1,164         $   927           $ 3,071        $ 2,582
                                            =======         =======           =======        =======

Basic earnings per common share:            $  0.51         $  0.42           $  1.36        $  1.18
                                            =======         =======           =======        =======
Diluted earnings per common share:          $  0.50         $  0.41           $  1.32        $  1.15
                                            =======         =======           =======        =======
Dividends Paid:                             $  0.00         $  0.00           $  0.20        $  0.20
                                            =======         =======           =======        =======

The accompanying notes are an integral part of these statements

                                North Bay Bancorp
            Consolidated Statement of Change in Shareholders' Equity
                            For the Nine Months Ended
                               September 30, 2003
                                   (Unaudited)
                          (In 000's except share data)

                                                                                         Accumulated
                                                                                               Other          Total
                                          Common Shares         Common       Retained  Comprehensive   Shareholders'  Comprehensive
                                            Outstanding          Stock       Earnings         Income         Equity          Income
                                            -----------    -----------    -----------    -----------    -----------     -----------
BALANCE, DECEMBER 31, 2002                    2,130,288    $    25,387    $     8,612    $     1,344    $    35,343

Stock dividend                                  106,295          2,918         (2,932)                          (14)
Cash dividend                                                                    (427)                         (427)
Comprehensive income:
    Net income                                                                  3,071                         3,071     $     3,071
    Other comprehensive loss,
      net oftax:
Change in net unrealized losses
  on available-for-sale
  securities, net of tax of $375                                                                (818)          (818)           (818)
                                                                                                                        -----------
Comprehensive income                                                                                                    $     2,253
                                                                                                                        ===========
Stock options exercised, net of tax
  of $260                                        49,063            904                                          904
                                              ---------    -----------                                  -----------
BALANCE, SEPTEMBER 30, 2003                   2,285,646    $    29,209    $     8,324    $       526    $    38,059
                                              =========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these statements

                                North Bay Bancorp
                      Consolidated Statement of Cash Flows
                                    Unaudited
                                   (In 000's)

                                                              Nine Months Ended September 30,
                                                               2003                      2002
                                                             ---------                ---------
Cash Flows From Operating Activities:
Net income                                                   $   3,071                $   2,582
Adjustment to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                  1,171                    1,076
  Provision for loan losses                                        135                      432
  Amortization of deferred loan fees                              (498)                    (374)
  Proceeds from sale of loans held-for-sale                    269,120                        0
  Purchase of loans held-for-sale                             (279,906)                       0
  Premium amortization (discount accretion), net                   919                      672
  Gain on securities transactions                                 (637)                     (66)
  Loss on sale of capital assets                                     0                        1
    Changes in:
     Interest receivable and other assets                         (101)                  (2,157)
     Interest payable and other liabilities                        784                      838
                                                             ---------                ---------
    Net cash (used) provided by operating activities            (5,942)                   3,004
                                                             ---------                ---------
Cash Flows From Investing Activities:
Investment securities held-to-maturity:
  Proceeds from maturities and principal payments                   22                       42
Investment securities available-for-sale:
  Proceeds from maturities and principal payments               28,558                   33,577
  Proceeds from sale of securities                              34,626                    5,112
  Purchases                                                    (43,569)                 (60,056)
Equity securities:
  Proceeds from sale of securities                                  50                       10
  Purchases                                                        (50)                    (120)
Net increase in loans                                          (39,791)                 (35,755)
Sale of capital assets                                               0                        1
Capital expenditures                                            (1,508)                  (2,440)
                                                             ---------                ---------
    Net cash used in investing activities                      (21,662)                 (59,629)
                                                             ---------                ---------
Cash Flows From Financing Activities:
Net increase in deposits                                        31,618                   55,658
Repayment of long-term debt                                          0                   (1,846)
Stock options exercised                                            644                    1,153
Proceeds from issuance of Trust Preferred Securities                 0                   10,000
Dividends paid                                                    (441)                    (406)
                                                             ---------                ---------
    Net cash provided by financing activities                   31,821                   64,559
                                                             ---------                ---------
Net increase in cash and cash equivalents                        4,217                    7,934
Cash and cash equivalents at beginning of year                  52,410                   37,411
                                                             ---------                ---------
Cash and cash equivalents at end of period                   $  56,627                $  45,345
                                                             =========                =========
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                              $   2,394                $   2,849
  Taxes paid                                                 $     845                $   1,740


The accompanying notes are an integral part of these statements

                                NORTH BAY BANCORP
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2003

NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements, which include the accounts of North Bay Bancorp and its subsidiaries together the "Company", have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consist of two community banks, The Vintage Bank, established in 1985, and Solano Bank, which opened in 2000, North Bay Statutory Trust 1 which was established in September 2002 and Vintage Capital Trust, a subsidiary of The Vintage Bank, which was established in February 2003. All significant intercompany transactions and balances have been eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2003 and 2002, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 2002.

NOTE 2 - Commitments

The Company has outstanding standby Letters of Credit of approximately $927,000, undisbursed real estate and construction loans of approximately $21,310,000, and undisbursed commercial and consumer lines of credit of approximately
$70,610,000, as of September 30, 2003. The Company had outstanding standby Letters of Credit of approximately $474,000, undisbursed real estate and construction loans of approximately $16,388,000, and undisbursed commercial and consumer lines of credit of approximately $59,628,000, as of September 30, 2002.

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

The following table (in thousands except share data) reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

                                                   Weighted Average    Per-Share
                                   Net Income      Shares              Amount
                                   ----------      ------              ------
                                         (Dollars in 000's except share data)

                                   For the three months ended September 30, 2003
                                   ---------------------------------------------

Basic earnings per share             $1,164       2,284,859            $0.51
Dilutive effect of stock options                     41,211
Diluted earnings per share                        2,326,070            $0.50

                                   For the three months ended September 30, 2002
                                   ---------------------------------------------
Basic earnings per share               $927       2,222,547            $0.42
Dilutive effect of stock options                     49,051
Diluted earnings per share                        2,271,598            $0.41

                                    For the nine months ended September 30, 2003
                                   ---------------------------------------------
Basic earnings per share             $3,071       2,262,936            $1.36
Dilutive effect of stock options                     54,682
Diluted earnings per share                        2,317,618            $1.32

                                    For the nine months ended September 30, 2002
                                   ---------------------------------------------
Basic earnings per share             $2,582       2,190,818            $1.18
Dilutive effect of stock options                     57,401
Diluted earnings per share                        2,248,219            $1.15

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

                                          (In 000's except share data)
                                            For the three months ended
                                                  September 30,
                                               2003            2002
                                            ---------         -------
Net income as reported                      $   1,164         $   927
Total stock-based employee
  compensation expense
  determined under the fair
  value based method for all
  awards, net of related tax effects               75              59
                                            ---------         -------
Net income pro forma                        $   1,089         $   868
Earnings per share:
      As reported:
Basic                                       $     .51         $   .42
      Diluted                               $     .50         $   .41
      Pro forma:
Basic                                       $     .48         $   .39
Diluted                                     $     .47         $   .38



                                          (In 000's except share data)
                                            For the nine months ended
                                                  September 30,
                                               2003            2002
                                            ---------         -------
Net income as reported                      $   3,071         $ 2,582
Total stock-based employee
  compensation expense
  determined under the fair
  value based method for all
  awards, net of related tax effects              197             177
                                            ---------         -------
Net income pro forma                        $   2,874         $ 2,405
Earnings per share:
      As reported:
Basic                                       $    1.36         $  1.18
      Diluted                               $    1.32         $  1.15
      Pro forma:
Basic                                       $    1.27         $  1.10
Diluted                                     $    1.24         $  1.07


NOTE 5 - Impact of Recently Issued Accounting Standards

FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or 2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: a) the direct or indirect ability to make decisions about the entity's activities through voting or similar rights, b) the obligation to absorb the expected losses of the entity if they occur, or c) the right to receive the expected residual returns of the entity if they occur. The Interpretation requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. The Company does not expect adoption to have a material impact on the financial position or operations of the Company.

                                     Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to the historical information this Quarterly Report contains certain forward-looking statements. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, fee and other noninterest income earned, the economic uncertainty created by the United States' war on terrorism and the war in Iraq, as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

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

CRITICAL ACCOUNTING POLICIES

In preparing its consolidated financial statements, the Company is required to make judgments and estimates that may have a significant impact upon its financial results. Certain accounting policies require the Company to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and are considered critical accounting policies. The estimates and assumptions used are based on the historical experiences and other factors, which are believed to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions , which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods. The Company's determination of the adequacy of its allowance for loan losses is particularly susceptible to management's judgment and estimates. For further information, see Provision and Allowance for Loan Losses on page 16.

OVERVIEW

Net income was $1,164,000 or $.50 per diluted share for the three months ended September 30, 2003, compared with $927,000 or $.41 per diluted share for the three months ended September 30, 2002, an increase of 26%. Net income was $3,071000 or $1.32 per diluted share for the nine months ended September 30, 2003, compared with $2,582,000 or $1.15 per diluted share for the nine months ended September 30, 2002, an increase of 19%. Total assets were $451,316,000 as of September 30, 2003; equating to a 14% growth in assets during the twelve months ended September 30, 2003.

SUMMARY OF EARNINGS

NET INTEREST INCOME

The following table provides a summary of the components of interest income, interest expense and net interest margins for the three months ended September 30, 2003 and September 30, 2002:

                                                                               (In 000's)
                                                          2003                                            2002
                                          -------------------------------------          -------------------------------------
                                          Average          Income/      Average          Average          Income/      Average
                                          Balance          Expense   Yield/Rate          Balance          Expense   Yield/Rate
                                          -------          -------   ----------          -------          -------   ----------
Loans(1)(2)                             $ 294,276        $   4,853        6.06%        $ 217,261        $   4,290        7.90%
Investment securities:
  Taxable                                  70,601              481        2.73%           80,747              905        4.48%
  Non-taxable(3)                           20,596              254        4.93%           13,852              196        5.66%
                                        ---------        ---------                     ---------        ---------

TOTAL LOANS AND INVESTMENT
SECURITIES                                385,473            5,588        5.80%          311,860            5,391        6.91%

  Due from banks, time                        100                1        4.00%              100                1        4.00%
  Federal funds sold                       11,987               38        1.27%           34,834              135        1.55%
                                        ---------        ---------                     ---------        ---------

TOTAL EARNING ASSETS                      397,560        $   5,627        5.66%          346,794        $   5,527        6.37%
                                        ---------        ---------                     ---------        ---------

  Cash and due from banks                  32,208                                         22,242
  Allowance for loan losses                (3,405)                                        (3,100)
  Premises and equipment, net              11,156                                         10,706
  Accrued interest receivable
    and other assets                       12,340                                         12,820
                                        ---------                                      ---------
TOTAL ASSETS                            $ 449,859                                      $ 389,462
                                        =========                                      =========

LIABILITIES AND SHAREHOLDERS'
EQUITY
  Deposits:
    Interest bearing demand             $ 187,448        $     217        0.46%        $ 143,524        $     303        0.84%
    Savings                                34,015               17        0.20%           26,520               64        0.97%
    Time                                   72,882              316        1.73%           77,683              492        2.53%
                                       ---------        ---------                     ---------        ---------
                                          294,345              550                       247,727              859

    Long-term debt                         10,000              129        5.16%           10,000              153        6.12%
    Short-term borrowings                       0                2        0.00%                0                0        0.00%
                                       ---------        ---------                     ---------        ---------
                                           10,000              131                        10,000              153
TOTAL INTEREST BEARING
  LIABILITIES                             304,345        $     681         .90%          257,727        $   1,012        1.57%
                                       ---------        ---------                     ---------        ---------

  Noninterest bearing DDA                 104,066                                         94,669
  Accrued interest payable
    and other liabilities                   3,755                                          3,345
  Shareholders' equity                     37,693                                         33,721
                                        ---------                                      ---------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                  $ 449,859                                      $ 389,462
                                        =========                                      =========
NET INTEREST INCOME                                      $   4,946                                      $   4,515
                                                         =========                                      =========
NET INTEREST INCOME TO
  AVERAGE EARNING ASSETS
 (Net Interest Margin(4))                                     4.98%                                          5.21%

(1) Average loans would include nonaccrual loans. The Company had no nonaccrual loans during 2003 or 2002.

(2) Loan interest income includes loan fee income of $273 and $318 for the three months ended September 30, 2003 and September 30, 2002, respectfully.

(3) Average yields shown are on a taxable-equivalent basis. On a non-taxable basis, 2003 interest income was $181 with an average yield of 3.52%; in 2002, on a non-taxable basis, interest income was $164 with an average yield of 4.74%.

(4) Net interest margin is calculated by dividing net interest income by the average balance of total earning assets for the applicable period

The following table provides a summary of the components of interest income, interest expense and net interest margins for the nine months ended September 30, 2003 and September 30, 2002:

                                                                              (In 000's)
                                                         2003                                            2002
                                         -------------------------------------          -------------------------------------
                                         Average          Income/      Average          Average          Income/      Average
                                         Balance          Expense   Yield/Rate          Balance          Expense   Yield/Rate
                                         -------          -------   ----------          -------          -------   ----------
Loans(1)(2)                            $ 269,824        $  13,780        6.81%        $ 205,925        $  12,187        7.89%
Investment securities:
  Taxable                                 80,777            1,997        3.30%           72,805            2,556        4.68%
  Non-taxable(3)                          15,922              649        5.43%           14,109              602        5.69%
                                       ---------        ---------                     ---------        ---------

TOTAL LOANS AND INVESTMENT
SECURITIES                               366,523           16,426        5.98%          292,839           15,345        6.99%

  Due from banks, time                       100                2        2.67%              100                5        6.67%
  Federal funds sold                      18,542              157        1.13%           24,840              291        1.56%
                                       ---------        ---------                     ---------        ---------

TOTAL EARNING ASSETS                     385,165        $  16,585        5.74%          317,779        $  15,641        6.56%
                                       ---------        ---------                     ---------        ---------

  Cash and due from banks                 26,931                                         19,818
  Allowance for loan losses               (3,370)                                        (2,957)
  Premises and equipment, net             11,166                                         10,410
  Accrued interest receivable
    and other assets                      11,957                                         11,729
                                       ---------                                      ---------

TOTAL ASSETS                           $ 431,849                                      $ 356,779
                                       =========                                      =========

LIABILITIES AND SHAREHOLDERS'
EQUITY
  Deposits:
    Interest bearing demand            $ 170,537        $     688        0.54%        $ 129,244        $     803        0.83%
    Savings                               31,695               88        0.37%           24,776              177        0.95%
    Time                                  78,969            1,131        1.91%           76,360            1,531        2.67%
                                       ---------        ---------                     ---------        ---------
                                         281,201            1,907                       230,380            2,511

    Long-term debt                        10,000              411        5.48%            5,291              192        4.84%
    Short-term borrowings                  1,000               10        1.33%                0                0        0.00%
                                       ---------        ---------                     ---------        ---------
                                          11,000              421                         5,291              192
TOTAL INTEREST BEARING
  LIABILITIES                            292,201        $   2,328        1.06%          235,671        $   2,703        1.53%
                                       ---------        ---------                     ---------        ---------

  Noninterest bearing DDA                 99,073                                         86,291
  Accrued interest payable
    and other liabilities                  3,749                                          2,922
  Shareholders' equity                    36,826                                         31,895
                                       ---------                                      ---------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $ 431,849                                      $ 356,779
                                       =========                                      =========

NET INTEREST INCOME                                     $  14,257                                      $  12,938
                                                        =========                                      =========
NET INTEREST INCOME TO
  AVERAGE EARNING ASSETS
 (Net Interest Margin(4))                                    4.94%                                          5.43%


(1) Average loans would include nonaccrual loans. The Company had no nonaccrual loans during 2003 or 2002.

(2) Loan interest income includes loan fee income of $811 and $881 for the nine months ended September 30, 2003 and September 30, 2002, respectfully.

(3) Average yields shown are on a taxable-equivalent basis. On a non-taxable basis, 2003 interest income was $473 with an average yield of 3.96%; in 2002, on a non-taxable basis, interest income was $502 with an average yield of 4.74%.

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

Net interest income before the provision for loan losses on a taxable-equivalent basis for the three months ended September 30, 2003 and September 30, 2002 was $4,946,000 and $4,515,000, respectively. These results equate to a 10% increase in net interest income for the third quarter of 2003 compared to the third quarter of 2002. Loan fee income, which is included in interest income from loans, was $273,000 for the three months ended September 30, 2003, compared with $318,000 for the three months ended September 30, 2002. Net interest income before the provision for loan losses on a taxable-equivalent basis for the nine months ended September 30, 2003 and September 30, 2002 was $14,257,000 and
$12,938,000, respectively. These results equate to a 10% increase in net interest income for the first nine months of 2003 compared to the same period in 2002. Loan fee income, which is included in interest income from loans, was $811,000 for the nine months ended September 30, 2003, compared with $881,000 for the nine months ended September 30, 2002.

Taxable-equivalent interest income increased $100,000 or 2% in the third quarter of 2003 compared with the same period of 2002. The net increase of $100,000 was attributed to an increase in the volume of earning assets accounting for $1,414,000 of this increase, offset by a decrease of $1,314,000 attributable to lower rates. Interest paid on interest-bearing liabilities decreased $331,000 in the third quarter of 2003 compared with the third quarter of 2002. Although increases in the volume of deposits and other borrowings accounted for an increase of $78,000 it was offset by $409,000 attributed to lower rates.

Taxable-equivalent interest income increased $944,000 or 6% in the first nine months of 2003 compared with the same period of 2002. The net increase of $944,000 was attributed to an increase in the volume of earning assets accounting for $4,062,000 of this increase, offset by a decrease of $3,118,000 attributable to lower rates. The average balance of interest-bearing liabilities increased $56,530,000 or 24% during the first nine month of 2003 compared with the same period in 2002. Interest paid on interest-bearing liabilities decreased $375,000 in 2003 compared with 2002. Although increases in the volume of deposits and other borrowings accounted for an increase of $529,000 it was offset by $904,000 attributed to lower rates.

The average balance of earning assets increased $67,386,000 or 21% when compared with September 30, 2002 and the average balance of interest-bearing liabilities increased $56,530,000 or 24% compared with the same period in 2002. Management does not expect a material change in the Company's net interest margin during the next twelve months as the result of a modest increase or decrease in general interest rates.

The following table sets forth a summary of the changes in interest earned and interest paid for the three months ended September 30, 2003 over the same period of 2002 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

                                                         (In 000's)
                                                       2003 Over 2002
                                           Volume              Rate                Total
                                         ------------------------------------------------
Increase (Decrease) In
  Interest and Fee Income

    Time Deposits With Other
      Financial Institutions               $    0              ($0)                 ($0)

    Investment Securities:
      Taxable                                (114)            (310)                (424)
      Non-Taxable (1)                          95              (37)                  58
    Federal Funds Sold                        (89)              (8)                 (97)
    Loans                                   1,522             (959)                 563
                                         ------------------------------------------------
    Total Interest and Fee Income           1,414           (1,314)                 100
                                         ------------------------------------------------


Increase (Decrease) In
  Interest Expense

    Deposits:
      Interest Bearing
      Transaction Accounts                     91             (177)                 (86)
      Savings                                  18              (65)                 (47)
      Time Deposits                          (31)             (145)                (176)
                                         ------------------------------------------------
    Total Deposits                             78             (387)                (309)

    Long-term Debt                              0                2                    2
    Short-term Borrowings                       0              (24)                 (24)
                                         ------------------------------------------------
    Total Interest Expense                     78             (409)                (331)
                                         ------------------------------------------------
    Net Interest Income                    $1,336            ($905)                $431
                                         ================================================

(1) The interest earned is taxable-equivalent.

The following table sets forth a summary of the changes in interest earned and interest paid for the first nine months in 2003 over 2002 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

                                                          (In 000's)
                                                        2003 Over 2002
                                            Volume              Rate               Total
                                         ------------------------------------------------
Increase (Decrease) In
  Interest and Fee Income

    Time Deposits With Other
      Financial Institutions                    $0               ($3)                ($3)

    Investment Securities:
      Taxable                                  279              (838)               (559)
      Non-Taxable (1)                          (77)              (30)                 47
    Federal Funds Sold                         (74)              (60)               (134)
    Loans                                    3,780            (2,187)              1,593
                                         ------------------------------------------------
    Total Interest and Fee Income            4,062            (3,118)                944
                                         ------------------------------------------------


Increase (Decrease) In
  Interest Expense

    Deposits:
      Interest Bearing
      Transaction Accounts                     259              (374)               (115)
      Savings                                   49              (138)                (89)
      Time Deposits                             50              (450)               (400)
                                         ------------------------------------------------
    Total Deposits                             358              (962)               (604)

    Long-term Debt                             171                48                 219
    Short-term Borrowings                        0                10                  10
                                         ------------------------------------------------
    Total Interest Expense                     529              (904)               (375)
                                         ------------------------------------------------
    Net Interest Income                     $3,533           ($2,214)             $1,319
                                         ================================================

(1) The interest earned is taxable-equivalent.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by the provision for loan losses and reduced by net charge offs. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary they are reported in earnings in the periods in which they become known. The Company conducts credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience and other factors in determining the adequacy of the allowance balance. This evaluation establishes a specific allowance for all classified loans over $50,000 and establishes percentage allowance requirements for all other loans, according to the classification as determined by the Company's internal grading system. As of September 30, 2003 the allowance for loan losses of $3,421,000 represented 1.23% of loans outstanding. As of September 30, 2002, the allowance represented 1.41% of loans outstanding. During the three months ended September 30, 2003 $45,000 was charged to expense for the loan loss provision, compared with $144,000 for the same period in 2002. During the nine months ended September 30, 2003, $135,000 was charged to expense for the loan loss provision, compared with $432,000 for the same period in 2002.There were net charge-offs of $4,000 during the first nine months of 2003 compared with $6,000 net charge-offs during the first nine months of 2002.

The following table summarizes changes in the allowance for loan losses:


                                                       (In 000's)
                                                For the nine months ended
                                         September 30, 2003  September 30, 2002
                                                    -------             -------
Balance, beginning of period                        $ 3,290             $ 2,717
Provision for loan losses                               135                 432
Loans charged off                                       (11)                (10)
Recoveries of loans previously charged off                7                   4
                                                    -------             -------
Balance, end of period                              $ 3,421             $ 3,143
                                                    =======             =======

Allowance for loan losses to total
  outstanding loans                                    1.23%               1.41%

There were no loans on non-accrual status as of September 30, 2003, September 30, 2002 or December 31, 2002. There were no loans 90 days or more past due and still accruing interest or restructured loans at September 30, 2003, September 30, 2002 or December 31, 2002.

NON-INTEREST INCOME

Non-interest income, excluding gains on the sale of securities, was $848,000 for the three months ended September 30, 2003 compared with $731,000 for the same period in 2002, a 16% increase. Non-interest income, excluding gains on the sale of securities was $2,285,000 for the nine months ended September 30, 2003 compared with $2,009,000 for the same period in 2002, a 14% increase. Non-interest income primarily consists of service charges and other fees related to deposit accounts. The increase in non-interest income resulted primarily from an increase in the number of deposit accounts, transaction volumes and directly related service charges.

GAINS ON SECURITIES

Net gains of $207,000 and $637,000 for the three and nine months ended September 30, 2003, respectively, resulted from the sale of several available-for-sale securities. Net gains of $66,000 for the nine months ended September 30, 2002 also resulted from the sale of several available-for-sale securities. There were no gains or losses for the three months ended September 30, 2002.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended September 30, 2003 and September 30, 2002 was $4,267,000 and $3,697,000, respectively, a 15% increase.
Non-interest expense for the nine months ended September 30, 2003 and September 30, 2002 was $12,593,000 and $10,519,000, respectively, a 20% increase. Salaries and employee benefits expense for the three months ended September 30, 2003 and 2002 were $2,338,000 and $1,978,000, respectively, an 18% increase. Salaries and employee benefits expense for the nine months ended September 30, 2003 and 2002 were $6,896,000 and $5,858,000, respectively, an 18% increase. The increase in 2003 resulted from increased salaries paid to Company officers and employees, and an increase of approximately eighteen full-time equivalent (FTE) employees from 136 at September 30, 2002 to 154 at September 30, 2003. The increases in FTE were related to increasing sales activity and staffing new offices. Occupancy expense for the three months ended September 30, 2003 and 2002 were $356,000 and $228,000, respectively, a 56% increase. Occupancy expense for the nine months ended September 30, 2003 and 2002 were $931,000 and $680,000, respectively, representing a 37% increase. The increase in 2003 is attributed to opening a branch office in March 2003 and obtaining rented locations for Executive and Administration offices. Equipment expenses for the three months ended September 30, 2003 and 2002 was $485,000 and $450,000, respectively, representing an increase of 8%. Equipment expenses for the nine months ended September 30, 2003 and 2002 was $1,230,000 and $1,392,000, respectively, a decrease of 12%. During 2002 the Company had additional depreciation expense resulting from accelerated depreciation on the host banking system, which was replaced in July 2002. Other expenses for the three months ended September 30, 2003 and September 30, 2002 were $1,088,000 and $1,041,000, respectively, a 5%
increase. Other expenses for the nine months ended September 30, 2003 and September 30, 2002 were $3,536,000 and $2,589,000, respectively, a 37% increase. Components of other non-interest expenses that increased materially were legal and professional fees. Legal fees were $120,000 and $521,000 for the three and nine months ended September 30, 2003, respectively. This compares with $116,000 and $216,000 for the same periods in 2002. The increase in legal fees is primarily due to litigation with our former host systems provider. Now that the suit has been settled, legal fees are expected to be proportionately less the remainder of 2003. Professional fees were $127,000 and $435,000 for the three and nine months ended September 30, 2003, respectively. This compares with $42,000 and $118,000 for the same periods in 2002. The increase in professional fees were primarily the result of outsourced information technology and consulting services.

INCOME TAXES

The Company reported a provision for income tax for the three months ended September 30, 2003 and 2002 of $452,000 and $446,000, respectively. The Company reported a provision for income tax for the nine months ended September 30, 2003 and 2002 of $1,204,000 and $1,380,000, respectively. Both the 2003 and 2002 provisions reflect tax accruals at statutory rates for federal income taxes, adjusted primarily for the effect of the Company's investments in tax-exempt municipal securities, bank owned life insurance policies and state taxes. The Vintage Bank established a Real Estate Investment Trust (REIT) subsidiary in February 2003, which provided approximately $292,000 and $114,000 in tax benefits during the nine months and three months ended September 2003, respectively.

BALANCE SHEET

Total assets as of September 30, 2003 were $451,316,000 compared with $395,928,000 as of September 30, 2002, and $416,458,000 at December 30, 2002
equating to a 14% increase during the twelve months ended September 30, 2003, and an 8% increase for the nine months ended September 30, 2003. Total deposits as of September 30, 2003 were $399,421,000 compared with $348,099,000 as of September 30, 2002, and $367,803,000 at December 30, 2002 representing a 15% increase during the twelve months then ended, and a 9% increase for the nine months ended September 30, 2003. Gross loans outstanding as of September 30, 2003 were $277,912,000 compared with $222,388,000 as of September 30, 2002, and
$237,627,000 at December 30, 2002 equating to a 25% increase during the twelve months then ended and a 17% increase for the nine months ended September 30, 2003.

LOANS HELD FOR SALE

The Company had $10.8 million in purchased participations in mortgage loans as of September 30, 2003. Loans originated or purchased and considered held for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

TRUST PREFERRED SECURITIES

On September 26, 2002, North Bay Statutory Trust I (Trust), a Connecticut statutory business trust and wholly-owned subsidiary of North Bay Bancorp, issued $10 million in floating rate Cumulative Trust Preferred Securities (Securities). The Securities bear interest a rate of Libor plus 3.45% and had an initial interest rate of 5.34%; currently the interest rate is 4.74%; the Securities will mature on September 26, 2032, but earlier redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. The principal asset of the trust is a $10,310,000 floating rate subordinated debenture of the Company.

The Securities, the subordinated debentures, and the common securities issued by the Trust are redeemable in whole or in part on or after September 26, 2007, or at any time in whole, but not in part, upon the occurrence of certain events. The Securities are included in Tier 1 capital for regulatory capital adequacy determination purposes, subject to certain limitations. The Company fully and unconditionally guarantees the obligations of the Trust with respect to the issuance of the Securities.

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

LIQUIDITY AND CAPITAL ADEQUACY

The Company's liquidity is determined by the level of assets (such as cash, Federal Funds, and investment in unpledged marketable securities) that are readily convertible to cash to meet customer withdrawals and borrowings. Management reviews the Company's liquidity position on a regular basis to ensure that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Company has a comprehensive Asset/Liability Management and Liquidity Policy, which it uses to determine adequate liquidity. As of September 30, 2003 liquid assets were 31% of total assets, compared with 38% as of September 30, 2002.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) established ratios used to determine whether a Company is "Well Capitalized," "Adequately Capitalized," "Undercapitalized," "Significantly Undercapitalized," or "Critically Undercapitalized." A Well Capitalized Company has risk-based capital of at least 10%, tier 1 risked-based capital of at least 6%, and a leverage ratio of at least 5%. As of September 30, 2003, the Company's risk-based capital ratio was 14.12%. The Company's tier 1 risk-based capital ratio and leverage ratio were 13.17% and 10.64%, respectively.

As the following table indicates, the Company and the Banks currently exceeds the regulatory capital minimum requirements. The Company and the Banks are considered "Well Capitalized" according to regulatory guidelines.

                                                                                     To Be Well Capitalized
                                                             For Capital            Under Prompt Corrective
                                    Actual                Adequacy Purposes            Action Provisions
                               -------------------       -------------------         ----------------------
                                                               (In 000's)
                               Amount        Ratio       Amount        Ratio         Amount           Ratio
                               ------        -----       ------        -----         ------           -----
As of September 30, 2003:
Total Capital (to Risk
   Weighted Assets)
      Consolidated            $50,954       14.12%      $28,867       >8.00%        $36,084         >10.00%
                                                                      -                             -
      The Vintage Bank         32,729       11.28%       23,219       >8.00%         29,024         >10.00%
                                                                      -                             -
      Solano Bank               7,923       11.86%        5,345       >8.00%          6,682         >10.00%
                                                                      -                             -
Tier I Capital (to Risk
   Weighted Assets)
      Consolidated             47,533       13.17%       14,433       >4.00%         21,650          >6.00%
                                                                      -                              -
      The Vintage Bank         29,861       10.29%       11,609       >4.00%         17,414          >6.00%
                                                                      -                              -
      Solano Bank               7,370       11.03%        2,673       >4.00%          4,009          >6.00%
                                                                      -                              -
Tier I Capital (to
   Average Assets)
      Consolidated             47,533       10.64%       17,878       >4.00%         22,347          >5.00%
                                                                      -
      The Vintage Bank         29,861        8.39%       14,238       >4.00%         17,797          >5.00%
                                                                      -                              -
      Solano Bank               7,370        9.32%        3,163       >4.00%          3,953          >5.00%
                                                                      -                              -

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

Utilizing the simulation model to measure interest rate risk at September 30, 2003 and December 31, 2002 the Company is within the established exposure of a 4% change in "return on equity" tolerance limit. There were no significant changes in interest rate risk from the annual report on form 10-K for December 31, 2002.

                                     Item 4.

                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation as of September 30, 2003, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

None


ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) An index of exhibits begins on page 22.

         (b) On July 28, 2003 the Company furnished a Current Report on Form 8-K, reporting the issuance of a press release announcing the Company's earning for the quarter ended June 30, 2003.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            NORTH BAY BANCORP
                                            A California Corporation


Date: November 10, 2003                     BY: /s/ Terry L. Robinson
                                                --------------------------------
                                                Terry L. Robinson
                                                President & CEO
                                                Principal Executive Officer


Date: November 10, 2003                     BY: /s/ Lee-Ann Cimino
                                                --------------------------------
                                                Lee-Ann Cimino
                                                Senior Vice President
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