Form 10-K
period 2003-12-31
NORTH BAY BANCORP/CA
filed 2004-03-30
CIK 1102595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR the fiscal year ended December 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-31080

                                NORTH BAY BANCORP
                       (Name of Registrant in its Charter)

               California                                   68-0434802
(State or Jurisdiction of incorporation)    (I.R.S. Employer Identification No.)

              1190 Airport Road, Suite 101, Napa, California 94558
                (Address of principal office including Zip Code)

Issuer's telephone number, including area code: (707) 252-5026

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

                 Yes ___                        No _X_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of Common Stock held by non-affiliates of North Bay Bancorp as of June 30, 2003: $50,376,975.

State the number of shares of the North Bay Bancorp's Common Stock outstanding as of March 12, 2003: 2,290,174

Documents Incorporated by Reference:
------------------------------------
2003 Annual Report to Stockholders.                  Part II, Items 6 and 7 and Part III, Item 13

Proxy Statement for 2004 Annual Meeting              Part III, Items 9, 10, 11 and 12
of Shareholders to be filed pursuant to
Regulation 14A.

                                TABLE OF CONTENTS

PART I
Item 1 - Business                                                                                          3
Item 2 - Properties                                                                                       25
Item 3 - Legal Proceedings
Item 4 - Submission of Matters to a Vote of Security Holders                                              27

PART II
Item 5 - Market for the Company's Common Stock and Related Security Holder Matters                        28
Item 6 - Selected Financial Data                                                                          28
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations            28
Item 7 - Financial Statements and Supplementary Data                                                      29
Item 7A - Quantitative and Qualitative Disclosure about Market Risk                                       29
Item 8 - Financial Statements and Supplementary Data                                                      29
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             29
Item 9A - Controls and Procedures                                                                         32

PART III
Item 10 - Directors, Executive Officers, Promoters and Control Persons Compliance
with Section 16(a) of the Exchange Act                                                                    31
Item 11 - Executive Compensation                                                                          31
Item 12 - Security Ownership of Certain Beneficial Owners and Management                                  32
Item 13 - Certain Relationships and Related Transactions                                                  32
Item 14 - Principal Accountant Fees and Services                                                          32

PART IV
Item 16 - Exhibits and Reports on Form 8-K                                                                32

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

                                     PART I

Item 1 - Business

North Bay Bancorp

General

North Bay Bancorp (Bancorp), headquartered in Napa, California, is a California corporation incorporated in 1999. Bancorp is the Holding Company for The Vintage Bank and Solano Bank (Banks) and North Bay Statutory Trust I, which are wholly owned subsidiaries, collectively (the Company). North Bay Statutory Trust I was formed in June 2002 for the purpose of issuing trust preferred securities. Bancorp is a registered financial holding company under the Bank Holding Company Act of 1956, as amended, and is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System. At present, Bancorp does not engage in any material business activities other than the ownership of the Banks. North Bay has announced its intention, subject to regulatory approval, to consolidate its subsidiary banks to simplify the company's corporate structure.

The Vintage Bank

General

The Vintage Bank is a California corporation organized as a state chartered bank in 1984. The Vintage Bank engages in commercial banking business in Napa County from its main banking office located at 1500 Soscol Avenue in Napa, California. The Vintage Bank established a Real Estate Investment Trust (REIT) subsidiary in February 2003. The Vintage Bank has four other banking offices; one located at 3271 Browns Valley Road, Napa, California, one at 3626 Bel Aire Plaza, Napa, California, one located at 1065 Main Street, St. Helena, California and one at 1190 Airport Road, Napa, California. Automated teller machines are located at all offices and at Ranch Market Too in Yountville, providing 24-hour service. The Vintage Bank is a member of the STAR, VISA and PLUS ATM networks, providing customers with access to Point of Sale and ATM service worldwide. The Vintage Bank offers its customers Internet banking services; this service supports account inquiries, transfers between accounts, and automatic reconciliation and bill payment services. The Vintage Bank is a member of the Federal Reserve System. The deposits of each depositor of The Vintage Bank are insured by the Federal Deposit Insurance Corporation up to the maximum allowed by law.

The Vintage Bank offers a full range of commercial banking services to individuals and the business and agricultural communities in Napa County. The Vintage Bank emphasizes retail commercial banking operations. The Vintage Bank accepts checking and savings deposits, makes consumer, commercial, construction and real estate loans, and provides other customary banking services. The Vintage Bank does not offer trust services and does not plan to do so in the near future. There have been no material changes in services offered by The Vintage Bank. The Vintage Bank makes annuities and mutual funds available to its customers through Linsco Private Ledger.

Solano Bank

General

Solano Bank is a California corporation organized as a state chartered bank in 2000. Solano Bank engages in commercial banking business in Solano County from its main banking office located at 403 Davis Street in Vacaville, California. Solano Bank has three other banking offices; one located at 1411 Oliver Road, Fairfield, California, one at 1395 E. Second Street, Benicia, California, and one located at 976-A Admiral Callaghan Lane, Vallejo, California. Automated teller machines are located at all offices and 1100 Texas Street, Fairfield California, providing 24-hour service. Solano Bank is a member of the STAR, VISA and PLUS ATM networks, providing customers with access to Point of Sale and ATM service worldwide. Solano Bank offers its customers Internet banking services; this service supports account inquiries, transfers between accounts, and automatic reconciliation and bill payment services. Solano Bank is a member of the Federal Reserve System. The deposits of each depositor of Solano Bank are insured by the Federal Deposit Insurance Corporation up to the maximum allowed by law.

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

Consolidated Lending Activities

The Banks concentrate their lending activities in commercial, installment, construction, and real estate loans made primarily to businesses and individuals located in Napa and Solano Counties. At December 31, 2003, total loans outstanding were $306,663,000 resulting in a loan-to-deposit ratio of 75.5%. At December 31, 2002, total loans outstanding were $237,627,000 resulting in a loan-to-deposit ratio of 64.6%.

As of December 31, 2003, The Vintage Bank's loan limits to individual customers were $4,716,000 for unsecured loans and $12,577,000 for unsecured and secured loans combined. Solano Bank loan limits to individual customers were $1,108,000 for unsecured loans and $2,954,000 for unsecured and secured loans combined. As of December 31, 2002, The Vintage Bank's lending limits were $3,892,000 for unsecured loans and $10,380,000 for unsecured and secured loans combined. Solano Bank lending limits were $1,120,000 for unsecured loans and $2,987,000 for unsecured and secured loans combined. For customers desiring loans in excess of the Bank's lending limits, the Banks may loan on a participation basis with another bank taking the amount of the loan in excess of Banks' lending limits.

At  December  31,  2003,  the  Banks'  commercial  loans   outstanding   totaled
$45,991,000 (15.0% of total loans), commercial loans secured by real estate totaled $33,519,000 (10.9% of total loans), construction loans totaled $35,205,000 (11.5% of total loans), real estate loans totaled $163,088,000 (53.2% of total loans), and installment loans totaled $28,860,000 (9.4% of total loans). At December 31, 2002, commercial loans outstanding totaled $46,061,000 (19.4% of total loans), commercial loans secured by real estate totaled $16,991,000 (7.2% of total loans), construction loans totaled $19,306,000 (8.1% of total loans), real estate loans totaled

$131,167,000 (55.2% of total loans) and installment loans totaled $24,102,000 (10.1% of total loans). At December 31, 2001, commercial loans outstanding totaled $29,730,000 (16.0% of total loans), commercial loans secured by real estate totaled $7,930,000 (4.3% of total loans), construction loans totaled $21,453,000 (11.5% of the total loans), real estate loans totaled $106,851,000 (57.4% of total loans), and installment loans totaled $20,301,000 (10.9% of total loans).

As of December 31, 2003, the total of undisbursed loans and similar commitments was $88,092,000 as contrasted with $84,564,000 as of December 31, 2002 and $59,692,000 as of December 31, 2001. The Banks expect all but approximately $1,108,000 of their undisbursed loans and similar commitments to be exercised during 2004. The Banks take real estate, listed securities, savings and time deposits, automobiles, machinery and equipment, inventory and accounts receivable as collateral for loans.

The interest rates charged for the various loans made by the Banks vary with the degree of risk and the size and maturity of the loans involved and are generally affected by competition and by current money market rates.

Commercial Loans

The Banks make commercial loans primarily to professionals, individuals and businesses in the Counties of Napa and Solano. The Banks offer a variety of commercial lending products, including revolving lines of credit, working capital loans, equipment financing and issuance of letters of credit. Typically, lines of credit have a floating rate of interest based on the Banks' Base Rate and are for a term of one year or less. Working capital and equipment loans have a floating or a fixed rate typically with a term of five years or less. Approximately 58% of the Banks' commercial loans are unsecured or secured by personal property and, therefore, represent a higher risk of ultimate loss than loans secured by real estate. However, as a result of the lending policies and procedures implemented by the Company, management believes it has adequate commercial loan underwriting and review procedures in place to manage the risks inherent in commercial lending. In addition, commercial loans not secured by real estate typically require higher quality credit characteristics to meet underwriting requirements. The remaining 42% of the Banks' commercial loans are secured by real estate.

Real Estate Loans

Real estate loans consist of loans secured by deeds of trust on residential and commercial properties. The purpose of these loans is to purchase real estate or refinance an existing real estate loan, as compared with real estate secured commercial loans, which have a commercial purpose unrelated to the purchase or refinance of the real estate taken as collateral. The Banks' real estate loans bear interest at rates ranging from 3% to 13% and have maturities of thirty years or less.

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

Lending Policies and Procedures

The Banks' lending policies and procedures are established by senior management of the Company and are approved by the Boards of Directors of the Bancorp, The Vintage Bank and Solano Bank. The Boards of Directors have established internal procedures, which limit loan approval authority of the Banks' loan officers. The Board of Directors of each bank has delegated lending authority to executive officers who in turn have delegated lending authority to selected loan officers.

The Directors' Loan Committee of each Bank must approve all new loans and loan renewals in excess of specified amounts (excluding savings secured, which is unlimited in amount). For The Vintage Bank this includes any loan in excess of $1,500,000 if secured and $1,000,000 if unsecured.

For Solano Bank this includes any loan in excess of $500,000 if secured and $250,000 if unsecured. Solano Bank has also established individual approval limits of up to $400,000 for equipment leases.

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

Consolidated Deposits

Napa County and "south-central" Solano County currently constitutes the Company's primary service areas and most of the Banks' deposits are attracted from these areas. No material portion of the Banks' deposits have been obtained from a single person or a few persons, the loss of any one or more of which would have a material adverse effect on the business of the Banks. Total deposits as of December 31, 2003 were $406,445,000. Total deposits as of December 31, 2002 were $367,803,000. The Banks offer courier service in both Napa County and Solano County.

Business Hours

In order to attract loan and deposit business, both The Vintage Bank and Solano Bank maintain lobby hours at their Main Offices between 9:00 a.m. and 5:00 p.m. Monday through Thursday, between 9:00 a.m. and 6:00 p.m. on Friday, and between 9:00 a.m. and 1:00 p.m. on Saturday. Drive-up hours are between 8:00 a.m. and 6:00 p.m. Monday through Friday, and between 9:00 a.m. and 1:00 p.m. on Saturday at The Vintage Bank's Main Office. All branch offices are open between 9:00 a.m. and 5:00 p.m. Monday through Thursday, between 9:00 a.m. and 6:00 p.m. on Friday. All branch offices, with the exception of St. Helena, Gateway and Fairfield, are open between 9:00 a.m. and 1:00 p.m. on Saturday.

Employees

At December 31, 2003, the Company employed one hundred seventy-two (172) persons, forty-six (46) of whom are part-time employees, including six (6) executive officers and forty-two (42) other officers. At December 31, 2002 the Company employed one hundred fifty-eight (158) persons, twenty-one (21) of whom were part-time employees, including seven (7) executive officers and thirty-eight (38) other officers. At December 31, 2001, the Company employed one hundred fifty-two (152) persons, twenty-six (26) of whom were part-time employees, including seven (7) executive officers and thirty (30) other officers. None of the Company's employees are presently represented by a union or covered under a collective bargaining agreement. Management of the Company believes its employee relations are excellent.

Composition of Loans

                                 LOAN PORTFOLIO

The following table shows the composition of loans as of December 31, 2003, 2002, 2001, 2000 and 1999.

                                                                                        (In 000's)
                                                            2003             2002             2001             2000             1999
                                                        --------         --------         --------         --------         --------
Commercial Loans                                        $ 45,991         $ 46,061         $ 29,730         $ 28,600         $ 21,463
Commercial Loans Secured by
    Real Estate                                           33,519           16,991            7,930            5,115           13,011
Installment Loans                                         28,860           24,102           20,301           23,432           20,869
Real Estate Loans                                        163,088          131,167          106,851           86,886           58,368
Construction Loans                                        35,205           19,306           21,453            8,243            8,441
                                                        --------         --------         --------         --------         --------
                                                         306,663          237,627          186,265          152,276          122,152
Less - Allowance  for
 Loan Losses                                               3,524            3,290            2,717            2,268            1,987
                                                        --------         --------         --------         --------         --------
                                                        $303,139         $234,337         $183,548         $150,008         $120,165
                                                        ========         ========         ========         ========         ========


The following table shows maturity distribution of loans and sensitivity in interest rates as of December 31, 2003.

                                                (In 000's)
                                           AFTER ONE
                           IN ONE YEAR       THROUGH         AFTER
                               OR LESS    FIVE YEARS    FIVE YEARS         TOTAL
                              --------      --------      --------      --------
Commercial (Including
   Real Estate Secured)       $ 31,387      $ 34,142      $ 13,981      $ 79,510
Installment                     26,460         2,039           361        28,860
Real Estate                     24,251        95,942        42,895       163,088
Construction                    19,270        14,128         1,807        35,205
                              --------      --------      --------      --------
                              $101,368      $146,251      $ 59,044      $306,663
                              ========      ========      ========      ========

The following table shows maturity sensitivity to changes in interest rates as of December 31, 2002.

                                                            (In 000's)
Loans With Fixed Interest Rates         $ 12,306      $ 21,692      $ 42,998      $ 76,996
Loans With Floating Interest Rates        89,062       124,559        16,046       229,667
                                        --------      --------      --------      --------
                                        $101,368      $146,251      $ 59,044      $306,663
                                        ========      ========      ========      ========

Nonaccrual Past Due and Restructured Loans

There were no nonaccrual loans as of December 31, 2003, 2002, 2001, 2000 or 1999. The Company held no OREO as December 31, 2003, 2002, 2001, 2000 or 1999. There were no loans accruing interest 90 days past due as of December 31, 2003, 2002, 2001, 2000, or 1999. There are no loans upon which principal and interest payments were 90 days past due at December 31, 2003 and with respect to which serious doubt existed as to the ability of the borrower to comply with the present loan payment terms. There were no restructured loans at December 31, 2003. See the Company's "Management Discussion and Analysis" for policies as it relates to nonaccrual loans.

The table summarizing the allocation of the allowance for loan losses between loan types at December 31, 2003, 2002, 2001, 2000 and 1999 is included in the Management and Discussion and Analysis of the 2003 Annual Report.

Summary of Loan Loss Experience

A table providing a summary of the Banks' loan loss experience as of December 31, 2003, 2002, 2001, 2000 and 1999 is included in the Management and Discussion and Analysis of the 2003 Annual Report.

Time Deposits

The following table sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2003, 2002 and 2001.

                                    2003                       2002                       2001
                           --------------------       -------------------       -------------------
3 months or less           $17,584         49.8%      $24,661        62.5%      $19,260        50.4%
Over 3 months through
6 months                     6,122         17.4%        6,182        15.7%        8,243        21.6%
Over 6 months through
12 months                    3,822         10.8%        3,887         9.9%        6,302        16.5%
Over 12 months               7,762         22.00%       4,695        11.9%        4,419        11.5%
                           -------       ------       -------       -----       -------       -----
                           $35,290          100%      $39,425         100%      $38,224         100%
                           =======       ======       =======       =====       =======       =====

Trust Preferred Securities

On June 26, 2002, North Bay Statutory Trust I (Trust), a Connecticut statutory business trust and wholly-owned subsidiary of North Bay Bancorp, issued $10 million in floating rate Cumulative Trust Preferred Securities (Securities). The Securities bear a rate of 90 day Libor plus 3.45% and had an initial interest rate of 5.34% and the rate as of December 31, 2003 was 4.62%; the Securities will mature on June 26, 2032, but earlier redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. The principal asset of the trust is a $10,310,000 floating rate subordinated debenture of the Company.

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

Borrowings

There were no short-term borrowings at December 31, 2003 or December 31, 2002. Short-term borrowings consist primarily of federal funds purchased and borrowings from the Federal Home Loan Bank of San Francisco (FHLB). The Banks' maintain a collateralized line of credit with the FHLB. Based on the FHLB stock requirements at December 31, 2003, the lines provided for maximum borrowings of approximately $116 million; the Company also has available unused lines of credit totaling $17.5 million for Federal funds transactions at December 31, 2003.

Return on Equity and Assets

The following sets forth key ratios for the periods ending December 31, 2003, 2002 and 2001.

                                               2003          2002          2001
                                              -----         -----         -----
Net Income as a Percentage of
    Average Assets                             1.00%          .99%         1.00%
Net Income as a Percentage of
    Average Equity                            11.70%        11.36%        10.61%
Average Equity as a Percentage
    of Average Assets                          8.50%        10.09%         9.45%
Dividends Declared Per Share
    as a Percentage of Net
    Income Per share                          11.17%        11.49%        13.70%

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

Supervision And Regulation

A. General

North Bay Bancorp

North Bay Bancorp, as a financial holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended, and is registered with and subject to the supervision of the Board of Governors of the Federal Reserve System. It is the policy of the Federal Reserve that each bank holding company serve as a source of financial and managerial strength to its subsidiary banks. The Federal Reserve has the authority to examine Bancorp.

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

Bancorp and its subsidiaries are prohibited from engaging in certain tie in arrangements in connection with any extension of credit, sale or lease of property or provision of services. For example, with certain exceptions The Vintage Bank may not condition an extension of credit on a customer obtaining other services provided by it, Bancorp or any other subsidiary, or on a promise by the customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between The Vintage Bank and its affiliates. As affiliates, The Vintage Bank, Solano Bank and Bancorp are subject with certain exceptions, to the provisions of federal law imposing limitations on and requiring collateral for extensions of credit by The Vintage Bank and Solano Bank to any affiliate.

The Banks

As California state chartered banks, The Vintage Bank and Solano Bank are subject to regulation, supervision and periodic examination by the California Department of Financial Institutions. As members of the Federal Reserve System, The Vintage Bank and Solano Bank are also subject to regulation, supervision and periodic examination by the Federal Reserve Bank of San Francisco. The Banks' deposits are insured by the Federal Deposit Insurance Corporation to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases. Insured banks are subject to FDIC regulations applicable to all insured institutions. The regulations of these state and federal bank regulatory agencies govern, or will govern, most aspects of the Banks' businesses and operations, including but not limited to, the scope of their business, its investments, its reserves against deposits, the nature and amount of any collateral for loans, the timing of availability of deposited funds, the issuance of securities, the payment of dividends, bank expansion and bank activities, including real estate development and insurance activities, and the payment of interest on certain deposits. The Vintage Bank and Solano Bank are also subject to the requirements and restrictions of various consumer laws, regulations and the Community Reinvestment Act.


B. Payment of Dividends

North Bay Bancorp

The shareholders of Bancorp are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California Corporations Code. At December 31, 2003, Bancorp had no outstanding shares of preferred stock.

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

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, the Company and the Banks are required to maintain certain levels of capital. The regulatory capital guidelines as well as the actual capitalization for the Banks and the Company on a consolidated basis as of December 31, 2003 follow:

                                       REQUIREMENT
                               --------------------------
                                ADEQUATELY       WELL        The Vintage         Solano
                               CAPITALIZED    CAPITALIZED        Bank             Bank          Company
                               --------------------------    ------------------------------------------
Total risk-based
  capital ratio                    8.0%          10.0%           11.07%          10.70%          13.47%
Tier 1 risk-based
  capital ratio                    4.0%           6.0%           10.14%           9.84%          12.57%
Tier 1 leverage capital
  ratio                            4.0%           5.0%            8.66%           8.82%          10.61%


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

The provisions of Regulation O summarized above reflect substantial strengthening as a result of the adoption of FDICIA. FDICIA also resulted in an amendment to Regulation O which provides that the aggregate limit on extensions of credit to all insiders of a bank as a group cannot exceed the bank's unimpaired capital and unimpaired surplus. An exception to this limitation is provided for banks with less than $100,000,000 in deposits. The aggregate limit applicable to such banks is two times the bank's unimpaired capital and unimpaired surplus, provided the bank meets or exceeds all applicable capital requirements. The Sarbanes-Oxley Act of 2002, generally prohibits North Bay from making loans to its directors and officers. Loans made by the Banks in accordance with Regulation 0 exempt for this prohibition.

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

The major provisions of the Gramm-Leach-Bliley Act are:

Financial Holding Companies and Financial Activities

Title I establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through qualification as a new entity known as a financial holding company. North Bay has qualified as a financial holding company.

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

Privacy.

As required under Title V of the Gramm-Leach-Bliley Act, federal banking regulators issued final rules on May 10, 2000 to implement the privacy provisions of Title V. Pursuant to the rules, financial institutions must provide (i) initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates; (ii) annual notices of their privacy policies to current customers; and (iii) a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

Compliance with the rules was optional until July 1, 2001. As of July 1, 2001 the Banks were in compliance with the privacy provisions of the Gramm-Leach-Bliley Act and the implementing regulations promulgated by the FDIC, and subsequently, as necessary, has updated and enhanced its procedure and practice in this critical area.

Safeguarding Confidential Customer Information.

Under Title V of the Gramm-Leach-Bliley Act, federal banking regulators were required to adopt rules requiring financial institutions to implement a program to protect confidential customer information. In January 2000, the federal banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

     o    identify and assess the risks that may threaten customer information;

     o develop a written plan containing policies and procedures to manage and control these risks;

     o    implement and test the plan; and

     o adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security.

The guidelines were effective July 1, 2001. The Banks each implemented a security program appropriate to its size and complexity and the nature and scope of its operations in advance of the July 1, 2001 effective date, and subsequently, as necessary, has refined and improved its security program.

Community Reinvestment Act Sunshine Requirements.

In February 2001, the federal banking agencies adopted final regulations implementing Section 711 of Title VII, the CRA Sunshine Requirements. The regulations require nongovernmental entities or persons and insured depository institutions and affiliates that are parties to written agreements made in connection with the fulfillment of the institution's CRA obligations to make available to the public and the federal banking agencies a copy of each such agreement. The regulations impose annual reporting requirements concerning the disbursement, receipt and use of funds or other resources under each such agreement. The effective date of the regulations was April 1, 2001.

The Banks are not a party to any agreement that would be subject of reporting pursuant to the CRA Sunshine Requirements.

The Banks intend to comply with all provisions of the Gramm-Leach-Bliley Act and all implementing regulations.

California Financial Information Privacy Act/Fair Credit Reporting Act

In 1970, the federal Fair Credit Reporting Act (the "FCRA") was enacted to insure the confidentiality, accuracy, relevancy and proper utilization of consumer credit report information. Under the framework of the FCRA, the United States has developed a highly advanced and efficient credit reporting system. The information contained in that broad system is used by financial institutions, retailers and other creditors of every size in making a wide variety of decisions regarding financial transactions. Employers and law enforcement agencies have also made wide use of the information collected and maintained in databases made possible by the FCRA. The FCRA affirmatively preempts state law in a number of areas, including the ability of entities affiliated by common ownership to share and exchange information freely, and the requirements on credit bureaus to reinvestigate the contents of reports in response to consumer complaints, among others.

The California Financial Information Privacy Act, which was enacted in 2003, requires a financial institution to provide specific information to a consumer related to the sharing of that consumer's nonpublic personal information. The Act would allow a consumer to direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and would require that permission from each such consumer be acquired by a financial institution prior to sharing such information. These provisions are much more restrictive than the privacy provisions of the Financial Services Modernization Act, and would require the Banks to adopt new policies, procedures and disclosure documentation if implemented as enacted. The cost of complying with this legislation is not predictable at this time.

Congress enacted the FACT Act, ("Fair and Accurate Credit Transaction Act") of 2003, which will have the effect of avoiding the sunset preemption provision of the Fair Credit Reporting Act (FCRA) that were due to expire on December 31, 2003. The President signed the FACT Act into law on December 4, 2003. In general, the FACT Act amends the FCRA and, in addition, provides that, when the implementing regulations have been issued and become effective, the FACT Act will preempt elements of the California Financial Information Privacy Act. The FACT Act requires the Board of Governors and the Federal Trade Commission to issue final regulations within nine months of the effectiveness of the FACT Act, and that those regulations must become effective within six months of issuance. The provisions of the regulations that will implement the FACT Act, and the timing of their effect on the Banks, cannot be determined at this time.

Check 21 Act

On December 22, 2003, the Board of Governors approved a proposed rule to amend Regulation CC and its commentary to implement the Check Clearing for the 21st Century Act ("Check 21 Act"). The Check 21 Act was enacted on October 28, 2003 and becomes effective on October 28, 2004.

To facilitate check truncation and electronic check exchange, the Check 21 Act authorizes a new negotiable instrument called a "substitute check" and provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes. A substitute check is a paper reproduction of the original check that can be processed just like the original check. The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically. The Board's proposed amendments: 1) set forth the requirements of the Check 21 Act that apply to banks; 2) provide a model disclosure and model notices relating to substitute checks; and 3) set forth bank endorsement and identification requirements for substitute checks. The proposed amendments also clarify some existing provisions of the rule and commentary.


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


Item 2 - PROPERTIES

North Bay Bancorp

222 Gateway Rd. West  Napa, Ca.

Effective March 1, 2003 North Bay Bancorp, centralized its administrative offices at the new location - 222 Gateway Rd. West, Napa. This new office eliminated the need for usage of space at the Bel Aire branch and the Soscol - main branch. Managers and staff were relocated to this office which consists of 8,523 square feet. The lease commenced on March 1, 2003, for an initial term of five years with one option to renew for an additional five-year term provided notice is given not less than 3 months but not more than 6 months prior to the expiration of the initial term. Base rent is $9,805 per month subject to annual adjustments not greater than 3% based upon increases in the Consumer Price Index and Fair Market Value. Common Area Maintenance charges are being estimated and paid monthly of $2,301 and will be adjusted at the end of the first year. By the terms of the lease Bancorp is required to:

     o    Maintain and repair the leased premises.

     o    Maintain comprehensive general liability insurance.

     o Pay its share of real property taxes assessed against the premises, and

     o    Pay for all utilities used.

1100 Texas St.  Fairfield, Ca.

Bancorp leases a building located at 1100 Texas St. Fairfield, Ca. for the use of the Information Services and Technology Division. This building contains approximately 5,700 square feet. The lease term commenced on August 15, 2000, for an initial term of five years and one-half month, with one option to renew for five years provided notice is given not less than ninety days but not more than one hundred eighty days prior to expiration of the initial term. Rent is subject to an annual adjustment on September l of each year based on the consumer price index. January 1, 2003 - August 31, 2003 the base rent was $4,582 per month and on September 1, 2003 it was adjusted to $4,650 per month.

Bancorp subleased to Solano Bank, a portion of the building, approximately 2,254 square feet, until August 15, 2003 at which time Solano Bank moved into its new facility at 1411 Oliver Road, Fairfield, Ca. An ATM Machine remains at the Texas St. location for which Solano Bank pays $100 rent per month. The Information Services and Technology Division, has expanded to utilize the entire building for its staff and management. By the terms of the lease Bancorp is required to :

     o    Keep the premises in good order, condition and repair.

     o    Maintain comprehensive general liability insurance.

     o    Pay all real property taxes assessed against the premises and,

     o    Pay all utilities used.

1190 Airport Blvd. Napa, Ca.

Bancorp utilizes approximately 1,918 square feet in The Vintage Bank's Gateway Branch located at 1190 Airport Boulevard, Suite 101. Pursuant to the terms of a sublease between Bancorp and The Vintage Bank, Bancorp will pay to The Vintage Bank 38.31% of the rent that The Vintage Bank pays on its lease of the Gateway facility, making the initial base rent $4,525 plus estimated CAM charges of $1,237 for a total of $5,762 per month as the Bancorp share. Rent is then subject to annual adjustments in accordance with adjustments to The Vintage Bank's rent, based on increases in the Consumer Price Index with a minimum annual increase of 2.5% and a maximum annual increase of 5%.

499 Edison Court, Cordelia, Ca.  (Central Warehouse)

Bancorp has entered into a 3-year lease for the benefit of central warehousing of all retention files, idle furniture, fixtures & equipment and all operating supplies for all business entities. The lease commencement date is January 19, 2004 with a termination date of 2/18/2007. This is an Industrial Gross lease at the rate of $1,900 per month with a fixed annual increase of 3%. Bancorp will pay all utilities.

Bancorp owns certain leasehold improvements and furniture, fixtures & equipment located at its offices, all of which are used in Bancorp's business. In the opinion of management, the properties of Bancorp are adequately covered by insurance.

The Vintage Bank

1500 Soscol Avenue Napa, Ca. (Main Office)

The Vintage Bank's main office is located in a two-story building at 1500 Soscol Avenue, Napa, California. The real property on which the building is located was acquired by The Vintage Bank in 1988, and construction of the building was completed in 1989. In 1993 an additional 2,500 square feet of previously unoccupied space on the Main Office was remodeled, thereby increasing usable space from approximately 7,500 to 10,000 square feet. The real property and all improvements at the Main Office are owned by The Vintage Bank. In January, 1996 The Vintage Bank purchased approximately 11,000 square feet of land adjacent to the Main Office to facilitate expansion of The Vintage Bank's motor banking facility.

3271 Browns Valley Rd. Napa, California

The Vintage Bank leases the premises for its Browns Valley Office, consisting of approximately 2,000 square feet, located at 3271 Browns Valley Road, Napa, California. The lease commenced on October 22, 1990 for a term of five years, with three successive options to renew for five years each. To exercise an option, the lease requires three months prior notice of the bank's intent to renew. The lease was renewed for an additional five years in October 2000. Rent is subject to annual adjustments in accordance with increases in the Consumer Price Index. Effective January 1, 2003, monthly rental was $3,207 per month. By the terms of the lease The Vintage Bank is required to:

     o    Maintain and repair the leased premises.

     o Maintain combined single limit, bodily injury and property damage insurance, and

     o Pay its pro rata share of real property taxes and common area maintenance expenses.

3626 Bel Aire Plaza,  Napa, California

The Vintage Bank leases the premises for its Bel Aire Shopping Center Office, consisting of approximately 5,850 square feet, located at 3626 Bel Aire Plaza, Napa, California. The lease term commenced on January 1, 1997, for a term of ten years, with two successive options to renew for five years each upon at least 180 days' notice. Effective January l, 2003, monthly rental was $8,39. per month. Rent is subject to annual adjustments as set forth in the lease schedule and thereafter in accordance with increases in the Consumer Price Index. By the terms of the lease The Vintage Bank is required to:

     o    Maintain and repair the leased premises.

     o    Pay for all utilities used.

     o    Maintain public liability insurance.

     o    Pay its pro rata share of common area maintenance, and

     o Pay its pro rata share of all real property taxes assessed against the shopping center.

1065 Main St.  St. Helena, California

In January 2001 The Vintage Bank entered into an agreement for the purchase of a building and real property located at 1065 Main Street, St. Helena, California, for the sum of $1,500,000. The purchase of the Main Street property consummated on February 2, 2001. The purchase of the property was not financed. The Vintage Bank completed an extensive remodel of the building in January, 2002 at a cost of approximately $965,000.

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

1190 Airport Blvd.  Napa, California

In December 2001 The Vintage Bank entered into a lease for its Gateway branch located at 1190 Airport Boulevard, suite 100. The lease commenced on February 2003, after the majority of construction was completed, for an initial term of ten years with two successive options to renew for ten years each upon at least 120 days' notice. The premises is located in a multi-tenant professional office building consisting of 16,000 square feet, of which The Vintage Bank occupies approximately 5,100 square feet. The branch opened for business March 6, 2003. The Vintage Bank paid for the leasehold improvements to the premises at an approximate cost of $400,000. Monthly rent for the initial year is $11,810 per month plus $3,231 monthly for the estimated common area charges. As mentioned above 38.31% of this facility (and related rent expense) is Sub-Leased to North Bay Bancorp for Executive Offices. Rent is subject to annual adjustments in accordance with increases in the Consumer Price Index with a minimum annual increase of 5%. By the terms of the lease The Vintage Bank is required to:

     o    Maintain and repair the leased premises.

     o    Pay for all utilities used.

     o    Maintain public liability insurance, and

     o Pay its pro rata share of common area operating expenses, including real property taxes.

The Vintage Bank owns certain leasehold improvements and furniture, fixtures and equipment located at its offices all of which are used in the banking business. In the opinion of management, the properties of The Vintage Bank are adequately covered by insurance.

Solano Bank

403 Davis Street, Vacaville, California

Solano Bank's Main office is located in a multi-tenant building at 403 Davis Street, Vacaville, California. On July 23, 2001 Solano Bank consummated the purchase of the building for the sum of $2,200,000. The purchase was not financed. The building contains a total of approximately 22,000 square feet of which Solano Bank occupies approximately 5,000 square feet. Of the remaining 17,000 square feet, BC Stocking, Inc. occupies 10,300 square feet, Rob Wood, a director of Solano Bank, occupies 650 square feet and Chase Manhattan Mortgage Corp., occupies 1,956 square feet. The remaining 4,744 square feet has been unoccupied, however, improvements have been made in February, 2004 and a lease has been entered into with Pac Bell Yellow Pages. This is a short term lease but has provided the funds to convert our unoccupied space to a long term revenue potential.

1395 E. 2nd Street, Benicia, California

Solano Bank leases the premises for its Benicia Office, consisting of approximately 2,000 square feet located at 1395 E. 2nd Street, Benicia, California. The lease commenced December 1, 1999 at an initial monthly rent of $2,980. Effective January 1, 2003, monthly rental was $3,996 per month and as of May 1, 2003 was escalated to $4,144. The initial lease is for a period of five
(5) years and four (4) months, with three options to extend for five years each. To exercise the option, the lease requires three months prior notice of the bank's intent to renew. Rent is subject to adjustments with increases in the Consumer Price Index. By the terms of the lease Solano Bank is required to:

o        Maintain and repair the leased premises.

o        Pay for all utilities used.

o        Maintain public liability insurance.

o        Pay its pro rata share of common area maintenance, and

o Pay its pro rata share of all real property taxes assessed against the shopping center of which the bank premises are a part of.

976-A Admiral Callaghan Lane, Vallejo, California

Solano Bank leases the premises for its Vallejo Office, consisting of approximately 2,166 square feet located at 976-A Admiral Callaghan Lane, Vallejo, California. The lease commenced March 15,2001 at an initial monthly rent of $4,332. Effective January l, 2003, monthly rental was $4,462 per month and at May 1, 2003 was increased to $4,595 per month in accordance with the lease agreement. The initial lease is for a period of five (5) years, with three options to extend for five years each. To exercise the option, the lease requires 180 days prior notice of the bank's intent to renew. Rent is subject to annual adjustment with increases in the Consumer Price Index. By the terms of the lease Solano Bank is required to:

o        Maintain and repair the leased premises.

o        Pay for all utilities used.

o        Maintain public liability insurance.

o        Pay its pro rata share of common area maintenance, and

o Pay its prorate share of all real property taxes assessed against the shopping center of which the premises are a part. The premises were improved to make them suitable for a bank branch at a cost of $119,019.

1411 Oliver Rd. Fairfield, California

The Solano Bank original location in Downtown Fairfield, was relocated on August 15, 2003. The new location is in a very desirable business district on the west side of the City. The new branch at 1411 Oliver Rd. Fairfield, California, is in a new business building that contains a total of 38,606 square feet. Solano Bank has leased 3,078 square feet. The lease is a Ten year lease with three additional five year options. Base rent will be adjusted on June 1 of each year based on the consumer price index. The current base rent is $7,695 per month. In addition the bank's proportionate share (7.9%) of any operating expense increases over the base year, will be due in the form of rent when determined after the first year.

Solano Bank owns certain leasehold improvements and furniture, fixtures & equipment located in its offices, all of which are used in the banking business. In the opinion of management, the properties of Solano Bank are adequately covered by insurance.


Item 3 - LEGAL PROCEEDINGS

None


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

The following table (adjusted for the 2002, 2003, and 2004 stock dividends) summarizes the common stock high and low bid prices based upon transactions of which Bancorp is aware:

Quarter ended                        High              Low
-------------                        ----              ---
March 31, 2002                     $24.94           $17.28
June 30, 2002                       24.94            21.54
September 30, 2002                  26.08            20.05
December 31, 2002                   24.04            21.54
March 31, 2003                      28.81            24.29
June 30, 2003                       27.62            24.19
September 30, 2003                  26.59            23.81
December 31, 2003                   29.40            24.38

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

On October 28, 2002, the Board of Directors of North Bay Bancorp declared a dividend of one share purchase right (a "Right") for each outstanding share of common stock, no par value of the Company, payable on December 6, 2002 to shareholders of record as of November 15, 2002. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share (a "Unit") of Series A Preferred Stock (the "Preferred Stock") of the Company, at a price of $90.00 per Unit, subject to adjustment. The rights are only exercisable in the event of certain changes in contract. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Registrar and Transfer Company, as Rights Agent.

The Company paid cash dividends of $0.20 per share in 2002 and $0.20 per share in 2003. The holders of common stock of Bancorp are entitled to receive cash dividends when and as declared by the Board of Directors, out of funds legally available for the payment of dividends.

On January 26, 2004, the Board of Director of Bancorp declared a $0.20 per share cash dividend and a 5% stock dividend payable March 29, 2004 to shareholders of record as of March 12, 2004.

North Bay Bancorp is restricted in its ability to pay dividends to its shareholders. For a discussion of restrictions imposed, see "SUPERVISION and REGULATION - Payment of Dividends."

As of March 12, 2004, there were 1,001 holders of record of North Bay Bancorp's common stock.

The following chart provides information as of December 31, 2003 concerning the Company's Stock Option Plans, the Company's only equity compensation plans:

Plan Category                                  Number of securities to    Weighted-average           Number of securities
                                               be issued upon exercise    exercise price of          remaining available for
                                               of outstanding options,    outstanding options,       future issuance under
                                               warrants, and rights       warrants and rights        equity compensation
                                                                                                     plans (excluding
                                                                                                     securities reflecting in
                                                                                                     column (a))
                                               (a)                         (b)                       (c)
Equity compensation plans
approved by security
holders                                        318,474                     $20.80                    148,220
Equity compensation plans
not approved by security
holders                                              0                          0                          0
                                               -------                     ------                    -------
Total                                          318,474                     $20.80                    148,220

Item 6 - SELECTED FINANCIAL DATA

The selected financial data is included in Bancorp's 2003 Annual Report to Shareholders which information is incorporated herein by reference.


Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The management's discussion and analysis of financial condition and results of operations is included in Bancorp's 2003 Annual Report to Shareholders which information is incorporated herein by reference.


Item 7 A - QUANTITATIVE AND QUALITATIVE DISCLOUSURE ABOUT MARKET RISK

Management's discussion of Quantitative and Qualitative and market risk is included in Bancorp's 2003 Annual Report to Shareholders which information is incorporated herein by reference.


Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bancorp's consolidated balance sheets, statements of operations, statements of changes in shareholders' equity, statements of cash flows and related notes thereto are included in Bancorp's 2003 Annual Report to Shareholders which information is incorporated herein by reference.


Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A


Item 9A - CONTROLS AND PROCEEDURES

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls.

As of December 31, 2003 the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

                                    PART III

Item  10  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

For information regarding the directors, executive officers, promoters and control persons of Bancorp, see "ELECTION OF DIRECTORS" and "REPORTS OF CHANGES IN BENEFICIAL OWNERSHIP" in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "Proxy Statement"), which is incorporated herein by reference.

Code of Ethics
North Bay Bancorp has adopted a Code of Ethics that applies to all its directors, officers and employees, a current copy of which is available to shareholders on the Company's web-sit. The Company's web-site is located at www.northbaybancorp.com.


Item 11 - EXECUTIVE COMPENSATION

For information concerning compensation of the executive officers of Bancorp, see "EXECUTIVE COMPENSATION" in the Proxy Statement, which is incorporated herein by reference.


Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information concerning the security ownership of certain beneficial owners and management of Bancorp, see "SECURITY OWNERSHIP OF MANAGEMENT" in the Proxy Statement, which is incorporated herein by reference.


Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning certain relationships and related transactions, see "MANAGEMENT INDEBTEDNESS" in the Proxy Statement, which is incorporated herein by reference.


Item 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information concerning amounts paid for audit and related fees See "Proposal No. 3" in the Proxy Statement, which is incorporated herein by reference.

                                     Part IV

Item 16 - EXHIBITS AND REPORTS ON FORM 8-K

                                                                   Page of 2003
                                                                   Annual Report
                                                                   -------------
(a) 1. Financial Statements

(i)   Balance Sheets, December 31, 2003 and
      2002                                                              15

(ii)  Income Statements for the years
      ended December 2003, 2002, and 2001                               16

(iii) Statements of Changes in Shareholders'
      Equity for the years ended December 31,
      2003, 2002, and 2001                                              17

(iv)  Statements of Cash Flows for the years
      ended December 31, 2003, 2002, and 2001                           18

(v)   Notes to Financial Statements                                     19

(vi)  Report of Independent
      Auditors                                                          40

Schedules have been omitted as inapplicable or because the information required is included in the financial statements or notes thereto.

3. Exhibits

See Exhibit Index on page 28 of this Report.

(b) Reports on Form 8-K

The Registrant has filed the following Reports on Form 8-K during the quarter ended December 31, 2003:

1. Form 8-K filed on October 31, 2003 under item 12, with an attached press release announcing earnings for the quarter ended September 30, 2003.
2. Form 8-K filed on December 17, 2004 under item 9, with an attached newsletter to Shareholders outlining financial data for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          NORTH BAY BANCORP

                          By: /s/Terry L. Robinson
                              --------------------------------------------------
                          Terry L. Robinson, President & Chief Executive Officer
Dated: March 25, 2004
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                           Title                               Date
---------                                           -----                               ----
/s/Thomas N. Gavin
------------------------------------
Thomas N. Gavin                                     Director                            March 23, 2004


/s/David B. Gaw                                     Director and                        March 26, 2004
------------------------------------                Chairman of the Board
David B. Gaw


/s/Fred J. Hearn Jr.
------------------------------------
Fred J. Hearn Jr.                                   Director                            March 26, 2004


/s/Conrad W. Hewitt                                 Director                            March 26, 2004
------------------------------------
Conrad W. Hewitt


/s/Richard S. Long                                  Director                            March 26, 2004
------------------------------------
Richard S. Long


/s/Thomas H. Lowenstein                             Director                            March 26, 2004
------------------------------------
Thomas H. Lowenstein


/s/Thomas F. Malloy                                 Director                            March 26, 2004
------------------------------------
Thomas F. Malloy


/s/Terry L. Robinson                                President, Chief                    March 25, 2004
------------------------------------                Executive Officer and Director
Terry L. Robinson                                   (Principal Executive Officer)


/s/James E. Tidgewell                               Director                            March 24, 2004
------------------------------------
James E. Tidgewell


/s/Lee-Ann Cimino                                   Sr. Vice President                  March 25, 2004
------------------------------------                Chief Financial Officer
Lee-Ann Cimino                                      (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.       Description

 2.1 Plan of Reorganization and Merger Agreement entered into as of July 30, 1999 by and among The Vintage Bank, Vintage Merger Co. and North Bay Bancorp. (1)

 3.1              Articles of Incorporation of Registrant. (2)

 3.2              Amended and Restated Bylaws.

 4.1              Certificate Evidencing Floating Rate Capital Securities. (6)

 4.2              Floating   Rate  Junior   Subordinated   Deferrable   Interest
                  Debenture. (6)

 4.3              Certificate Evidencing Floating Rate Common Securities. (6)

 4.4              Guarantee Agreement. (6)

 4.5 Indenture dated June 26, 2002 , North Bay Bancorp Issuer, State Street Bank and Trust Company of Connecticut, N.A., as Trustee for Floating Rate Junior Subordinated Deferrable Interest Debenture. (6)

 4.6 Rights Agreement, dated as of October 24, 2002, between the Company and Registrar and Trans Company, as Rights Agent. (7)

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

 4.9 Summary of Rights to Purchase Preferred Shares (attached as Exhibit C to Rights Agreement). (7)

10.1              Amended North Bay Bancorp Stock Option Plan. (6) *

10.2              North Bay Bancorp 2002 Stock Option Plan and Related Agreement
                  (8)*

10.3 Sublease by and between The Vintage Bank, as Lessor, and North Bay Bancorp, as Lessee, with respect to premises at 1190 Airport Road, Napa California. (10)

10.4 Lease entered into May 9, 2003 by Solano Bank and Fairfield West Partners, LLC for premises at 1411 Oliver Road, Fairfield California.

10.5              North Bay Bancorp Directors Deferred Fee Plan.(4)*

10.6 Employment Agreement entered into as of May 1, 2004 by and between North Bay Bancorp and Terry L. Robinson.*

10.7 Employment Agreement entered into as of May 1, 2001 by and between Solano Bank and Glen C. Terry. (5) *

10.8 Employment Agreement entered into as of May 1, 2001 by and between North Bay Bancorp and Kathi Metro. (5) *

10.9              [RESERVED]

10.10 Life Insurance Endorsement Method Split Dollar Plan Agreement for Terry L. Robinson (9). *

10.11 Lease entered into January 5, 2004 by North Bay Bancorp and James N. Ditmer, dba Cordelia Edison Partners for a central warehousing facility located at 499 Edison Court Suite A-1, Cordelia California.

10.12 Life Insurance Endorsement Method Split Dollar Plan Agreement for Lee-Ann Cimino. (9). *

10.13 Life Insurance Endorsement Method Split Dollar Plan Agreement for Kathi Metro. (9)*

10.14 Life Insurance Endorsement Method Split Dollar Plan Agreement for Glen C. Terry. (9)*

10.15 Employment Agreement dated as of April 15, 2002 by and between Solano Bank and John A. Nerland. (6) *

10.16             North Bay Bancorp 2002 Deferred Fee Plan. (6)*

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

13.               North Bay Bancorp 2003 Annual Report to Shareholders.

21. Subsidiaries of Registrant are: The Vintage Bank, a California banking corporation, Solano Bank, a California Corporation, and North Bay Bancorp Statutory Trust I, a Connecticut trust.

23. Consent of KPMG LLP as independent public accountants for North Bay Bancorp, The Vintage Bank and Solano Bank.

25.               Power of Attorney.

31.1              Certificate  of Principal  Executive  Officer  Pursuant to SEC
                  Release 33-8238.

31.2              Certificate  of Principal  Financial  Officer  Pursuant to SEC
                  Release 33-8238.

32.1 Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2 Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*                 Employment Contracts and Compensation Plans.

(1) Attached as Exhibit 7(c)(2) to North Bay Bancorp's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 1999, and incorporated herein by reference.

(2) Attached as Exhibits 3.1 and 10.2, respectively, to Registration Statement No. 333-93365 filed by North Bay Bancorp with the Securities and Exchange Commission under the Securities Act of 1933, and incorporated herein by reference.

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

(10) Attached as Exhibits 10.3 to North Bay Bancorp's Annual Report as Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission and incorporated herein by reference.