Form 10-Q
period 2004-03-31
NORTH BAY BANCORP/CA
filed 2004-05-17
CIK 1102595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR the quarter period ended March 31, 2004

Commission File No.  0-31080

                                NORTH BAY BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                California                                68-0434802
----------------------------------------    ------------------------------------
(State or Jurisdiction of incorporation)    (I.R.S. Employer Identification No.)

              1190 Airport Road, Suite 101, Napa, California 94558
           ----------------------------------------------------------
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

                                Yes [ ]    No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of the North Bay Bancorp's Common Stock outstanding as of May 10, 2004: 2,404,171

                                     Part 1.
                              FINANCIAL INFORMATION

FORWARD LOOKING STATEMENTS
--------------------------
In addition to the historical information, this Quarterly Report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 321E of the Securities Exchange Act of 1934, as amended, and are subject to the "Safe Harbor" created by those Sections. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, and fee and other noninterest income earned; (ii) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues; (iii) enactment of adverse government regulations; (iv) adverse conditions and volatility, as a result of recent economic uncertainty created by the United States' war on terrorism, the war in Iraq, in the stock market, the public debt market and other capital markets and the impact of such conditions of the Company; (v) continued changes in the interest rate environment may reduce interest margins and adversely impact net interest income; (vi) as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

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

FINANCIAL INFORMATION
---------------------
The information for the three months ended March 31, 2004 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of North Bay Bancorp (Company) at March 31, 2004 and the results of operations and cash flows for the three months then ended. Results for interim periods should not be considered as indicative of results for a full year.

                                     Item 1.
                              FINANCIAL STATEMENTS

                                                                                       North Bay Bancorp
                                                                                 Consolidated Balance Sheets
                                                                                           Unaudited
                                                                                 (In 000's except share data)

                                                                           March 31,        March 31,    December 31,
Assets                                                                       2004             2003             2003
                                                                           --------         --------         --------
Cash and due from banks                                                    $ 36,772         $ 28,995         $ 28,756
Federal funds sold                                                           27,000           14,729            9,195
                                                                           --------         --------         --------
                     Total cash and cash equivalents                         63,772           43,724           37,951

Time deposits with other financial institutions                                 100              100              100

Investment Securities:
   Held-to-maturity                                                               0            1,250                0
   Available-for-sale                                                        77,984           98,337           90,655
   Equity securities                                                          1,358            1,349            1,351
                                                                           --------         --------         --------
                     Total investment securities                             79,342          100,936           92,006

Loans, net of allowance for loan losses of $3,703 in March, 2004
   $3,327 in March, 2003 and $3,524 in December, 2003                       317,386          237,646          303,139
Loans held-for-sale                                                           3,398           14,189            3,095
Investment in subsidiary                                                        310                0                0
Bank premises and equipment, net                                             10,629           11,320           10,909
Accrued interest receivable and other assets                                 13,165           11,679           12,282
                                                                           --------         --------         --------

                            Total assets                                   $488,102         $419,594         $459,482
                                                                           ========         ========         ========

Liabilities and Shareholders' Equity

Deposits:
   Non-interest bearing                                                    $111,632         $ 93,903         $103,401
   Interest bearing                                                         322,451          276,746          303,044
                                                                           --------         --------         --------
                           Total deposits                                   434,083          370,649          406,445


Subordinated debentures                                                      10,310           10,000           10,000
Accrued interest payable and other liabilities                                3,170            3,083            3,596
                                                                           --------         --------         --------

                          Total liabilities                                 447,563          383,732          420,041


Shareholders' equity:

Preferred stock - no par value:
Authorized, 500,000 shares;
Issued and outstanding - none
Common stock - no par value:
Authorized, 10,000,000 shares;
Issued and outstanding - 2,404,171 shares in March, 2004,
   2,244,793 shares in March, 2003, and 2,285,646 in December, 2003          33,023           28,460           29,210
Retained earnings                                                             6,477            6,148            9,623
Accumulated other comprehensive income                                        1,039            1,254              608
                                                                           --------         --------         --------
                     Total shareholders' equity                              40,539           35,862           39,441

             Total liabilities and shareholders' equity                    $488,102         $419,594         $459,482
                                                                           ========         ========         ========

The accompanying notes are an integral part of these statements

                                North Bay Bancorp
                         Consolidated Income Statements
                                    Unaudited
                          (In 000's except share data)

                                                            Three Months Ended
                                                           ---------------------
                                                           March 31,   March 31,
                                                             2004        2003
                                                            ------     ------
Interest Income
   Loans (including fees)                                   $5,256     $4,356
   Federal funds sold                                           41         63
   Investment securities - taxable                             607        782
   Investment securities - tax exempt                          160        160
                                                            ------     ------
Total interest income                                        6,064      5,361

Interest Expense
   Deposits                                                    557        687
   Long term debt                                              131        141
                                                            ------     ------
Total interest expense                                         688        828

Net interest income                                          5,376      4,533

Provision for loan losses                                      186         45
                                                            ------     ------

Net interest income after
   provision for loan losses                                 5,190      4,488

Non interest income                                            986        709
Gains on securities transactions, net                            0         99
                                                            ------     ------
Total non interest income                                      986        808

Non interest expenses
   Salaries and employee benefits                            2,504      2,306
   Occupancy                                                   367        257
   Equipment                                                   492        450
   Other                                                     1,234      1,002
                                                            ------     ------
Total non interest expense                                   4,597      4,015
                                                            ------     ------

Income before provision for
   income taxes                                              1,579      1,281

Provision for income taxes                                     544        386
                                                            ------     ------

Net income                                                  $1,035     $  895
                                                            ======     ======

Basic earnings per common share:                            $ 0.43     $ 0.38
                                                            ======     ======
Diluted earnings per common share:                          $ 0.42     $ 0.37
                                                            ======     ======
Dividends Paid:                                             $ 0.20     $ 0.20
                                                            ======     ======

The accompanying notes are an integral part of these statements

                                                                              North Bay Bancorp
                                                           Consolidated Statement of Change in Shareholders' Equity
                                                                          For the Three Months Ended
                                                                                March 31, 2004

                                                                                 (Unaudited)

                                                                        (In 000's except share data)


                                                                                Accumulated
                                                                                      Other           Total
                                          Common Shares    Common   Retained  Comprehensive    Shareholders'   Comprehensive
                                            Outstanding     Stock   Earnings         Income          Equity          Income
                                          ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                    2,285,646   $29,210    $9,623         $  608          $39,441

Stock dividend                                  113,997     3,706    (3,723)                            (17)
Cash dividend                                                          (458)                           (458)
Comprehensive income:
    Net income                                                        1,035                           1,035           $1,035
    Other comprehensive loss, net of tax:
       Change in net unrealized
         losses on available-for-sale
         securities, net of tax of $306                                                431              431              431
Comprehensive income                                                                                                  $1,466
                                                                                                                      ======
Stock options exercised, net of tax of $20        4,528       107                                       107
                                              ---------   -------                                   -------
BALANCE, MARCH 31, 2004                       2,404,171   $33,023     $6,477        $1,039          $40,539
                                              =========   =======     ======        ======          =======

The accompanying notes are an integral part of these statements

                                North Bay Bancorp
                      Consolidated Statement of Cash Flows
                                    Unaudited
                                   (In 000's)
                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                    2004        2003
                                                                  --------    --------
Cash Flows From Operating Activities:
Net income                                                        $  1,035    $    895
Adjustment to reconcile net income to net cash
  used by operating activities:
  Depreciation and amortization                                        397         376
  Provision for loan losses                                            186          45
  Amortization of deferred loan fees                                  (171)       (141)
  Proceeds from sale of loans held-for-sale                         10,204      11,991
  Purchase of loans held-for-sale                                  (10,507)    (26,180)
  Premium amortization (discount accretion), net                       112         294
  Gain on securities transactions                                        0         (99)
   Changes in:
    Interest receivable and other assets                            (1,189)        200
    Interest payable and other liabilities                            (406)       (188)
                                                                  --------    --------
   Net cash used by operating activities                              (339)    (12,807)
                                                                  --------    --------
Cash Flows From Investing Activities:
Investment securities held-to-maturity:
  Proceeds from maturities and principal payments                        0          22
Investment securities available-for-sale:
  Proceeds from maturities and principal payments                   13,296       9,922
  Proceeds from sale of securities                                       0      10,241
  Purchases                                                              0     (14,374)
Equity securities:
  Purchases                                                             (7)          0
Net increase in loans                                              (14,262)     (3,213)
Capital expenditures                                                  (117)       (896)
                                                                  --------    --------
   Net cash (used) provided in investing activities                 (1,090)      1,702
                                                                  --------    --------
Cash Flows From Financing Activities:
Net increase in deposits                                            27,638       2,846
Stock options exercised                                                 87         114
Dividends paid                                                        (475)       (441)
                                                                  --------    --------
   Net cash provided by financing activities                        27,250       2,519
                                                                  --------    --------
Net increase (decrease)  in cash and cash equivalents               25,821      (8,586)
Cash and cash equivalents at beginning of year                      37,951      52,310
                                                                  --------    --------
Cash and cash equivalents at end of period                        $ 63,772    $ 43,724
                                                                  ========    ========
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                   $    777    $    809
  Taxes paid                                                      $    880    $    135

The accompanying notes are an integral part of these statements

                                NORTH BAY BANCORP
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2004


NOTE 1 - Basis of Presentation
------------------------------
The accompanying consolidated financial statements, which include the accounts of North Bay Bancorp and its subsidiaries together the "Company", have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consist of two community banks, The Vintage Bank, established in 1985, and Solano Bank, which opened in 2000 and Vintage Capital Trust, a subsidiary of The Vintage Bank, which was established in February 2003. North Bay has announced its intension, subject to regulatory approval, to consolidate its subsidiary banks to simplify the Company's corporate structure. All significant intercompany transactions and balances have been eliminated. The Company de-consolidated its subsidiary, North Bay Statutory Trust 1, effective March 31, 2004. The Trust has no independent assets or operations and exists solely for the purpose of issuing and selling trust preferred securities.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2004 and 2003, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 2003.

NOTE 2 - Commitments
--------------------
The Company has outstanding standby Letters of Credit of approximately $1,359,000, undisbursed real estate and construction loans of approximately $13,340,000, and undisbursed commercial and consumer lines of credit of approximately $75,262,000, as of March 31, 2004. The Company had outstanding standby Letters of Credit of approximately $658,000, undisbursed real estate and construction loans of approximately $25,209,000, and undisbursed commercial and consumer lines of credit of approximately $58,560,000, as of March 31, 2003.

NOTE 3 - Earnings Per Common Share
----------------------------------
The Company declared a 5% stock dividend on January 26, 2004. As a result of the stock dividend the number of common shares outstanding and earnings per share data was adjusted retroactively for all periods presented.

The following  table  reconciles the numerator and  denominator of the Basic and
Diluted earnings per share computations:
                                                                   Weighted Average      Per-Share
                                                 Net Income             Shares             Amount
                                                 ----------             ------             ------
                                                              (In 000's except share data)
For the three months ended March 31, 2004
  Basic earnings per share                          $1,035            2,401,352            $0.43
  Dilutive effect of stock options                                       81,876
  Diluted earnings per share                                          2,483,228            $0.42

For the three months ended March 31, 2003
  Basic earnings per share                            $895            2,351,509            $0.38
  Dilutive effect of stock options                                       75,670
  Diluted earnings per share                                          2,427,179            $0.37


NOTE 4- Stock-Based Compensation
--------------------------------
The Company uses the intrinsic value method to account for its stock option plans (in accordance with the provisions of Accounting Principles Board Opinion No. 25 and related interpretations). Under this method, compensation expense is recognized for awards of options to purchase shares of common stock to employees under compensatory plans only if the fair market value of the stock at the option grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", permits companies to continue using the intrinsic-value method to account for stock option plans or adopt a fair value based method. The fair value based method results in recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant. The Company has elected to continue to use the intrinsic value method and the pro forma disclosures required by SFAS 123. Using the fair value method the Company's net income and earnings per share amounts would have been reduced to the pro forma amounts as indicated below:

                                                    (In 000's except share data)
                                                          For the three months
                                                            ended March 31,
                                                        ------------------------
                                                           2004           2003
                                                        ---------       --------
Net income as reported                                  $   1,035       $    895
 Total stock-based employee
    compensation
    expense determined under
    the fair value based method
    for all awards, net of related
    tax effects                                                83             61
                                                        ---------       --------
Net income pro forma                                    $     952       $    834
Earnings per share:
      As reported:
Basic                                                   $     .43       $    .38
Diluted                                                 $     .42       $    .37
      Pro forma:
Basic                                                   $     .40       $    .35
Diluted                                                 $     .38       $    .34

NOTE 5 - Impact of Recently Issued Accounting Standards
-------------------------------------------------------
In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an
interpretation of ARB No. 51" (FIN 46). FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. Prior to the implementation of FIN 46, VIEs were generally consolidated by the company when the company had a controlling financial interest through ownership of the majority of the voting inertest in the company. The provisions of FIN 46 were effective immediately. In October 2003, the FASB agreed to defer the effective date of FIN 46 for VIEs to allow time for certain implementation issues to be addressed. On December 24, 2003, the FASB released its latest interpretation (FIN 46R) of the appropriate accounting treatment for VIEs, which in part, specifically addresses limited purpose trusts formed to issue trust preferred securities. In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory purposes. If the trust preferred securities were no longer allowed to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities without penalty.

The Company adopted FIN 46R effective March 31, 2004, and the effect was to de-consolidate the subsidiary trust North Bay Statutory Trust I, and move the mandatory redeemable preferred securities directly to the parent company balance sheet under the caption "subordinated debentures." The Company prospectively applied this ruling in the accompanying financial information.

                                     Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
--------------------------
In addition to the historical information this Quarterly Report contains certain forward-looking statements. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, competition effects, fee and other noninterest income earned, the economic uncertainty created by the United States' war on terrorism and the war in Iraq, as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

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

CRITICAL ACCOUNTING POLICIES
----------------------------
The Company's accounting policies are integral to understanding the results reported. The most complex accounting policies require management's judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. The Company has established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan  Losses.

The allowance for loan losses represents management's best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged-off, net of recoveries.

We evaluate our allowance for loan loss on a monthly basis. We believe that the allowance for loan loss is a "critical accounting estimate" because it is based upon management's assessment of various factors affecting the collectibility of the loans, including current and projected economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans and commitments.

We determine the appropriate level of the allowance for loan losses, primarily on an analysis of the various components of the loan portfolio, including all significant credits on an individual basis. We segment the loan portfolios into as many components as practical. Each component would normally have similar characteristics, such as risk classification, past due status, type of loan, industry or collateral.

Management has an established methodology for calculating the level of the allowance for loan losses. We analyze the following components of the portfolio and provide for them in the allowance for loan losses:

Specific allowances defined as:

     o Management assessment of all loans classified as substandard or worse, with an outstanding balance of $100,000

     o A specific allowance is provided for any amount by which the loan's collateral fair value is insufficient to cover the loan; or discounting estimated further cash flows, or by observing the loan's market price if it is of a kind for which there is a secondary market

General allowance defined as:

     o An allowance for all loans outstanding within the portfolio and not contained in the specific allowances

Judgmental allowance defined as:

     o    National and local economic trends and conditions
     o    Trends in volume of loans
     o    Changes in underwriting standards and/or lending personnel
     o    Concentrations of credit within the portfolio

No assurance can be given that the Company will not sustain loan losses that are sizable in relation to the amount provided, or that subsequent evaluations of the loan portfolio will not require an increase in the allowance. Prevailing factors in association with the methodology may include improvement or deterioration of individual commitments or pools of similar loans, or loan concentrations.


Available for Sale Securities.

SFAS 115 requires that Available for Sale securities be carried at fair value. We believe this is a "critical accounting estimate" in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Adjustments to the Available for Sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and shareholders' equity.

Deferred Tax Assets.

Deferred income taxes reflect the estimated future tax effects of temporary differences between the reported amount of assets and liabilities for financial purposes and such amounts as measured by tax laws and regulations. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, amounts available in the carryback periods, and tax planning strategies to support our position that it is more likely than not the benefit of our deferred tax assets will be realized.

OVERVIEW
--------
Net income was $1,035,000 or $.42 per diluted share for the three months ended March 31, 2004, compared with $895,000 or $.37 per diluted share for the three months ended March 31, 2003, an increase of 16%. Total assets were $488,102,000 as of March 31, 2004; equating to a 16% growth in assets during the twelve months ended March 31, 2004.

SUMMARY OF EARNINGS

NET INTEREST INCOME
The following table provides a summary of the components of interest income, interest expense and net interest margins for the three months ended March 31, 2004 and March 31, 2003:

                                                                                      (In 000's)
                                                                  2004                                         2003
                                               ------------------------------------------     --------------------------------------
                                                 Average        Income/        Average         Average        Income/       Average
                                                 Balance        Expense       Yield/Rate       Balance        Expense     Yield/Rate
                                               -------------------------------------------------------------------------------------
 Loans (1)(2)                                  $ 313,742       $   5,256         6.70%        $ 246,273       $   4,356        7.08%
 Investment securities:
   Taxable                                        68,275             606         3.55%           88,757             781        3.52%
   Non-taxable (3)                                16,464             218         5.30%           13,595             242        7.12%
                                               ---------       ---------                      ---------       ---------
TOTAL LOANS AND INVESTMENT
SECURITIES                                       398,481           6,080         6.10%          348,625           5,379        6.17%

 Due from banks, time                                100               1         4.00%              100               1        4.00%
 Federal funds sold                               16,492              41          .99%           22,243              63        1.13%
                                               ---------       ---------                      ---------       ---------

TOTAL EARNING ASSETS                             415,073       $   6,122         5.90%          370,968       $   5,443        5.87%
                                               ---------       ---------                      ---------       ---------

 Cash and due from banks                          30,973                                         23,121
 Allowance for loan losses                        (3,596)                                        (3,348)
 Premises and equipment, net                      10,824                                         11,110
 Investment in subsidiary                            310                                              0
 Accrued interest receivable
   and other assets                               13,007                                         11,654
                                               ---------                                      ---------
TOTAL ASSETS                                   $ 466,591                                      $ 413,505
                                               =========                                      =========

LIABILITIES AND SHAREHOLDERS'
EQUITY
 Deposits:
   Interest bearing demand                     $ 200,863       $     247         0.49%        $ 155,564       $     229        0.59%
   Savings                                        37,978              21         0.22%           29,643              34        0.46%
   Time                                           72,111             289         1.60%           83,044             424        2.04%
                                               ---------       ---------         ----         ---------       ---------        ----
                                                 310,952             557          .72%          268,251             687        1.02%

   Long-term debt                                 10,310             131         5.08%           10,000             141        5.64%

TOTAL INTEREST BEARING
 LIABILITIES                                     321,262       $     688          .86%          278,251       $     828        1.19%
                                               ---------       ---------                      ---------       ---------

 Noninterest bearing DDA                         101,567                                         95,441
 Accrued interest payable
   and other liabilities                           5,164                                          3,966
 Shareholders' equity                             38,598                                         35,847
                                               ---------                                      ---------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                          $ 466,591                                      $ 413,505
                                               =========                                      =========

NET INTEREST INCOME                                            $   5,434                                      $   4,615
                                                               =========                                      =========
NET INTEREST INCOME TO
 AVERAGE EARNING ASSETS
(Net Interest Margin (4))                                           5.24%                                          4.98%

(1) Average loans would include nonaccrual loans. The Company had no nonaccrual loans during 2004 or 2003.

(2) Loan interest income includes loan fee income of $356 and $258 for the three months ended March 31, 2004 and March 31, 2003, respectfully.

(3) Average yields shown are on a taxable-equivalent basis. On a non-taxable basis, 2004 interest income on tax exempt securities was $160 with an average yield of 3.89%; in 2003, on a non-taxable basis, interest income on tax exempt securities was $160 with an average yield of 4.71%.

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

Net interest income before the provision for loan losses on a taxable-equivalent basis for the three months ended March 31, 2004 and March 31, 2003 was $5,434,000 and $4,615,000, respectively. These results equate to an 18% increase in net interest income for the first quarter of 2004 compared to the first quarter of 2003. Loan fee income, which is included in interest income from loans, was $356,000 for the three months ended March 31, 2004, compared with $258,000 for the three months ended March 31, 2003.

Taxable-equivalent interest income increased $679,000 or 12% in the first quarter of 2004 compared with the same period of 2003. The net increase of $679,000 was attributable to an increase in the volume of earning assets accounting for $1,048,000 of this increase, offset by a decrease of $369,000 attributable to lower rates. Interest paid on interest-bearing liabilities decreased $140,000 in the first quarter of 2004 compared with the first quarter of 2003. Although increases in the volume of deposits and other borrowings accounted for an increase of $21,000 it was offset by $161,000 attributable to lower rates.

The average balance of earning assets increased $44,105,000 or 12% when compared with March 31, 2003 and the average balance of interest-bearing liabilities increased $42,701,000 or 15% compared with the same period in 2003. Management does not expect a material change in the Company's net interest margin during the next twelve months as the result of a modest increase or decrease in general interest rates.

The following table sets forth a summary of the changes in interest earned and interest paid for the three months ended March 31, 2004 over the same period of 2003 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

                                                           (In 000's)
                                                        2004 Over 2003
                                              ---------------------------------
                                               Volume        Rate        Total
                                              ---------------------------------
Increase (Decrease) In
 Interest and Fee Income

   Time Deposits With Other
    Financial Institutions                    $     0      $     0      $     0

   Investment Securities:
     Taxable                                     (180)           5         (175)
     Non-Taxable (1)                               51          (75)         (24)
   Federal Funds Sold                             (16)          (6)         (22)
   Loans                                        1,193         (293)         900
                                              ---------------------------------
   Total Interest and Fee Income                1,048         (369)         679
                                              ---------------------------------

Increase (Decrease) In
 Interest Expense

   Deposits:
     Interest Bearing
     Transaction Accounts                          67          (49)          18
     Savings                                       10          (23)         (13)
     Time Deposits                                (56)         (79)        (135)
                                              ---------------------------------
   Total Deposits                                  21         (151)        (130)

   Long-term Debt                                   0          (10)         (10)
                                              ---------------------------------
   Total Interest Expense                          21         (161)        (140)
                                              ---------------------------------
   Net Interest Income                        $ 1,027      ($  208)     $   819
                                              =================================

(1) The interest earned is taxable-equivalent.


PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------
The Company maintains an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by the provision for loan losses and reduced by net charge offs. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary they are reported in earnings in the periods in which they become known. The Company conducts credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience and other factors in determining the adequacy of the allowance balance. This evaluation establishes a specific allowance for all classified loans over $100,000 and establishes percentage allowance requirements for all other loans, according to the classification as determined by the Company's internal grading system. As of March 31, 2004 the allowance for loan losses of $3,703,000 represented 1.15% of loans outstanding. As of March 31, 2003, the allowance represented 1.38% of loans outstanding. During the three months ended March 31, 2004 $186,000 was charged to expense for the loan loss provision, compared with $45,000 for the same period in 2003. The increase in the expense for the loan loss provision was to provide for growth in the overall loan portfolio. There were net charge-offs of $7,000 during the first three months of 2004 compared with $8,000 net charge-offs during the first three months of 2003.

 The following table summarizes changes in the allowance for loan losses:

                                                              (In 000's)
                                                      For the three months ended
                                                   --------------------------------
                                                   March 31, 2004    March 31, 2003
                                                   --------------    --------------
Balance, beginning of period                               $ 3,524     $ 3,290
Provision for loan losses                                      186          45
Loans charged off                                               (8)        (11)
Recoveries of loans previously charged off                       1           3
                                                           -------     -------
Balance, end of period                                     $ 3,703     $ 3,327
                                                           =======     =======

Allowance for loan losses to total outstanding loans         1.15%       1.38%

There were no loans on non-accrual status as of March 31, 2004, March 31, 2003 or December 31, 2003. There were no loans 90 days or more past due and still accruing interest or restructured loans at March 31, 2004, March 31, 2003 or December 31, 2003.

NON-INTEREST INCOME
-------------------
Non-interest income, excluding gains on the sale of securities, was $986,000 for the three months ended March 31, 2004 compared with $709,000 for the same period in 2003, a 39% increase. Non-interest income primarily consists of service charges and other fees related to deposit accounts. The increase in non-interest income resulted primarily from an increase in the number of deposit accounts, transaction volumes and directly related service charges. Service charges on deposit accounts increased proportionately more than deposits because of improved collection efforts and implementation of an overdraft privilege program that commenced in the fourth quarter of 2003.

GAINS ON SECURITIES
-------------------
Net gains of $99,000 as of March 31, 2003 resulted from the sale of several available-for-sale securities. There were no gains or losses for the three months ended March 31, 2004.

NON-INTEREST EXPENSE
--------------------
Non-interest expense for the three months ended March 31, 2004 and March 31, 2003 was $4,597,000 and $4,015,000, respectively, a 14% increase. Salaries and employee benefits expense for the three months ended March 31, 2004 and 2003 were $2,504,000 and $2,306,000, respectively, a 9% increase. The increase in 2004 resulted from increased salaries paid to Company officers and employees, and an increase of approximately twenty-one full-time equivalent (FTE) employees from 139 at March 31, 2003 to 160 at March 31, 2004. The increases in FTE were related to increasing sales activity and lending staff to support the loan growth. Occupancy expense for the three months ended March 31, 2004 and 2003 were $367,000 and $257,000, respectively, a 43% increase. The increase in 2004 is attributable to opening a branch office and relocated Executive and Administration offices to new leased offices in March 2003. Equipment expenses for the three months ended March 31, 2004 and 2003 was $492,000 and $450,000, respectively, representing an increase of 9%, Other expenses for the three months ended March 31, 2004 and March 31, 200 were $1,234,000 and $1,002,000, respectively, a 23% increase. Components of other non-interest expenses that increased materially were insurance expenses, donations and general supplies.

INCOME TAXES
------------
The Company reported a provision for income tax for the three months ended March 31, 2004 and 2003 of $544,000 and $386,000, respectively. Both the 2004 and 2003 provisions reflect tax accruals at statutory rates for federal income taxes, adjusted primarily for the effect of the Company's investments in tax-exempt municipal securities, bank owned life insurance policies and state taxes.

BALANCE SHEET
-------------
Total assets as of March 31, 2004 were $488,102,000 compared with $419,594,000 as of March 31, 2003, and $459,482,000 at December 30, 2003 equating to a 16% increase during the twelve months ended March 31, 2004, and a 6% increase for the three months ended March 31, 2004. Total deposits as of March 31, 2004 were $434,083,000 compared with $370,649,000 as of March 31, 2003, and $406,445,000 at December 30, 2003 representing a 17% increase during the twelve months then ended, and a 7% increase for the three months ended March 31, 2004. Gross loans outstanding as of March 31, 2004 were $321,089,000 compared with $240,973,000 as of March 31, 2003, and $306,663,000 at December 30, 2003 equating to a 33% increase during the twelve months then ended and a 5% increase for the three months ended March 31, 2004.

LOANS HELD FOR SALE
-------------------
The  Company  had   $3,398,000,   $14,189,000   and   $3,095,000   in  purchased
participations in mortgage loans as of March 31, 2004, March 31, 2003 and December 31, 2003, respectively. Loans originated or purchased and considered held for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

SUBORDINATED DEBENTURES
-----------------------
During June 2002, the Company formed North Bay Statutory Trust I (Trust), a Connecticut statutory business trust, for the purpose of issuing guaranteed undivided beneficial interest in junior subordinated debentures (trust preferred securities). During June 2002, the Trust issued $10 million in floating rate Cumulative Trust Preferred Securities (Securities). The Securities bear interest at a rate of Libor plus 3.45% and had an initial interest rate of 5.34%; as of March 31, 2004 the interest rate was 4.56%; the Securities will mature on June 26, 2032, but earlier redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules.

As previously discussed the Company de-consolidated the Trust as of March 31, 2004. As a result, the junior subordinated debentures issued by the Company to the issuer trust, totaling $10,310,000 are reflected on the Company's consolidated balance sheet, under the caption Subordinated Debentures. The Company also recognized its $310,000 investment in the trust, which is recorded in Investment in Subsidiary. The Trust has no independent assets or operations and exist for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of subordinated debentures issued by the Company.

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

LIQUIDITY AND CAPITAL ADEQUACY
------------------------------
The Company's liquidity is determined by the level of assets (such as cash, Federal Funds, and investment in unpledged marketable securities) that are readily convertible to cash to meet customer withdrawals and borrowings. Management reviews the Company's liquidity position on a regular basis to ensure that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Company has a comprehensive Asset/Liability Management and Liquidity Policy, which it uses to determine adequate liquidity. As of March 31, 2004 liquid assets were 29% of total assets, compared with 35% as of March 31, 2003.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) established ratios used to determine whether a Company is "Well Capitalized," "Adequately Capitalized," "Undercapitalized," "Significantly Undercapitalized," or "Critically Undercapitalized." A Well Capitalized Company has risk-based capital of at least 10%, tier 1 risked-based capital of at least 6%, and a leverage ratio of at least 5%. As of March 31, 2004, the Company's risk-based capital ratio was 13.27%. The Company's tier 1 risk-based capital ratio and leverage ratio were 12.34% and 10.61%, respectively.

As the following table indicates, the Company and the Banks currently exceeds the regulatory capital minimum requirements. The Company and the Banks are considered "Well Capitalized" according to regulatory guidelines.


                                                                                To Be Well Capitalized
                                                     For Capital                Under Prompt Corrective
                                   Actual          Adequacy Purposes              Action Provisions
                               ---------------     -----------------    --------------------------------------
                                                           (In 000's)
                                                 Mininum Regulatory Requirements
                               Amount    Ratio     Amount     Ratio     Amount                Ratio
                               ------    -----     ------     -----     ------                -----
As of March 31, 2004:
Total Capital (to Risk
   Weighted Assets)
      Consolidated            $53,203    13.27%    $32,086    8.00%    $40,108    less than or equal to 10.00%
      The Vintage Bank         35,903    11.60%     24,767    8.00%     30,959    less than or equal to 10.00%
       Solano Bank              9,138    10.40%      7,031    8.00%      8,789    less than or equal to 10.00%
Tier I Capital (to Risk
   Weighted Assets)
      Consolidated             49,500    12.34%     16,043    4.00%     24,064    less than or equal to 6.00%
      The Vintage Bank         32,938    10.64%     12,383    4.00%     18,575    less than or equal to 6.00%
       Solano Bank              8,400     9.56%      3,516    4.00%      5,274    less than or equal to 6.00%
Tier I Capital (to
   Average Assets)
      Consolidated             49,500    10.61%     18,657    4.00%     23,321    less than or equal to 5.00%
      The Vintage Bank         32,938     9.11%     14,470    4.00%     18,088    less than or equal to 5.00%
       Solano Bank              8,400     9.00%      3,734    4.00%      4,667    less than or equal to 5.00%

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

Utilizing the simulation model to measure interest rate risk at March 31, 2004 and December 31, 2003 the Company is within the established exposure of a 4% change in "return on equity" tolerance limit. There were no significant changes in interest rate risk from the annual report on form 10-K for December 31, 2003.

                                     Item 4.

                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation as of March 31, 2004, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls:

There have not been any significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

          (b) During the quarter ended March 31, 2004 the Company filed the following Current Reports on Form 8-K:

               Filed January 29, 2004, under Item 5 of Form 8-K, reported that it will increase its provision for income taxes for 2003 due to a recent announcement by the California Franchise Tax Board regarding its position on the tax treatment of certain real estate investment vehicles. As a result, the registrant's 2003 net income will be reduced by approximately $386,000 or 17 cents per share.

               Filed February 6, 2004, under Items 5 and 9 of Form 8-K, declaring a 5% stock dividend and a 20-cents-per-share cash dividend, payable March 29, 2004 to shareholders as of March 12, 2004.

               Filed February 24, 2004, under Item 12 of Form 8-K, reporting net income of $4.4 million for year ended December 31, 2003.

               Filed March 4, 2004, under Item 5 of Form 8-K, announcing plans to consolidate its bank subsidiary charters as part of a corporate initiative to simplify and streamline its corporate structure, increase efficiency and improve operating performance.

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

                                            NORTH BAY BANCORP
                                            A California Corporation


Date: May 13 , 2004                         BY: /s/ Terry L. Robinson
                                                --------------------------------
                                                Terry L. Robinson
                                                President & CEO
                                                Principal Executive Officer


Date: May 13, 2004                          BY: /s/ Lee-Ann Cimino
                                                --------------------------------
                                                Lee-Ann Cimino
                                                Senior Vice President
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