Form 10-Q
period 2004-06-30
NORTH BAY BANCORP/CA
filed 2004-08-13
CIK 1102595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR the quarter period ended June 30, 2004


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

                   Yes                       No    X
                      -------                  ---------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of the North Bay Bancorp's Common Stock outstanding as of August 11, 2004: 2,422,167

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


FINANCIAL INFORMATION
---------------------
The information for the three months and six months ended June 30, 2004 and June 30, 2003 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of North Bay Bancorp (Company) at June 30, 2004 and June 30, 2003 and the results of operations and cash flows for the three and six months then ended. Results for interim periods should not be considered as indicative of results for a full year.

                                     Item 1.
                              FINANCIAL STATEMENTS

                                                                                                     North Bay Bancorp
                                                                                                Consolidated Balance Sheets
                                                                                                        (Unaudited)
                                                                                                (In 000's except share data)

                                                                                        June 30,          June 30,      December 31,
Assets                                                                                    2004              2003            2003
                                                                                        ---------         ---------      ---------
Cash and due from banks                                                                 $  35,740         $  27,559      $  28,756
Federal funds sold                                                                         11,180            20,670          9,195
                                                                                        ---------         ---------      ---------
                     Total cash and cash equivalents                                       46,920            48,229         37,951

Time deposits with other financial institutions                                               100               100            100

Investment Securities:
   Held-to-maturity                                                                             0             1,250              0
   Available-for-sale                                                                      94,427            85,839         90,655
   Equity securities                                                                        2,532             1,398          1,351
                                                                                        ---------         ---------      ---------
                     Total investment securities                                           96,959            88,487         92,006

Loans, net of allowance for loan losses of $3,782 in June, 2004
   $3,373 in June, 2003 and $3,524 in December, 2003                                      334,358           256,440        303,139
Loans held-for-sale                                                                        18,855            19,538          3,095
Investment in subsidiary                                                                      310                 0              0
Bank premises and equipment, net                                                           10,691            11,166         10,909
Accrued interest receivable and other assets                                               13,636            11,484         12,282
                                                                                        ---------         ---------      ---------
                            Total assets                                                $ 521,829         $ 435,444      $ 459,482
                                                                                        =========         =========      =========

Liabilities and Shareholders' Equity

Deposits:
   Non-interest bearing                                                                 $ 114,657         $ 102,107      $ 103,401
   Interest bearing                                                                       334,136           282,332        303,044
                                                                                        ---------         ---------      ---------
                           Total deposits                                                 448,793           384,439        406,445

Subordinated debentures                                                                    10,310            10,000         10,000
Long Term Borrowings                                                                       19,000                 0              0
Accrued interest payable and other liabilities                                              3,364             3,300          3,596
                                                                                        ---------         ---------      ---------
                          Total liabilities                                               481,467           397,739        420,041


Shareholders' equity:

Preferred stock - no par value:
Authorized, 500,000 shares;
Issued and outstanding - none
Common stock - no par value:
Authorized, 10,000,000 shares;
Issued and outstanding - 2,417,572 shares in June, 2004,
   2,282,521 shares in June, 2003, and 2,285,646 in December, 2003                         33,242            29,145         29,210
Retained earnings                                                                           7,684             7,160          9,623
Accumulated other comprehensive (loss) income                                                (564)            1,400            608
                                                                                        ---------         ---------      ---------
                     Total shareholders' equity                                            40,362            37,705         39,441

             Total liabilities and shareholders' equity                                 $ 521,829         $ 434,444      $ 459,482
                                                                                        =========         =========      =========

The accompanying notes are an integral part of these statements

                                                      North Bay Bancorp
                                                Consolidated Income Statements
                                                        (Unaudited)
                                                (In 000's except share data)

                                           Three Months Ended  Six Months Ended
                                           ------------------  -----------------
                                           June 30,  June 30,  June 30, June 30,
                                             2004      2003      2004     2003
                                           -------   -------   -------   -------
Interest Income
   Loans (including fees)                  $ 5,394   $ 4,571   $10,650   $ 8,927
   Federal funds sold                           58        56       100       119
   Investment securities - taxable             706       735     1,312     1,517
   Investment securities - tax exempt          136       132       296       292
                                           -------   -------   -------   -------
Total interest income                        6,294     5,494    12,358    10,855

Interest Expense
   Deposits                                    611       670     1,168     1,357
   Short term borrowings                         0         8         1         8
   Long term debt                              248       141       378       282
                                           -------   -------   -------   -------
Total interest expense                         859       819     1,547     1,647

Net interest income                          5,435     4,675    10,811     9,208

Provision for loan losses                      174        45       360        90
                                           -------   -------   -------   -------

Net interest income after
   provision for loan losses                 5,261     4,630    10,451     9,118

Non interest income                            995       728     1,981     1,437
Gains on securities transactions, net          262       331       262       430
                                           -------   -------   -------   -------
Total non interest income                    1,257     1,059     2,243     1,867

Non interest expenses
   Salaries and employee benefits            2,563     2,252     5,067     4,558
   Occupancy                                   344       318       711       575
   Equipment                                   515       295     1,007       745
   Other                                     1,149     1,446     2,383     2,448
                                           -------   -------   -------   -------
Total non interest expense                   4,571     4,311     9,168     8,326
                                           -------   -------   -------   -------

Income before provision for
   income taxes                              1,947     1,378     3,526     2,659

Provision for income taxes                     740       366     1,284       752
                                           -------   -------   -------   -------

Net income                                 $ 1,207   $ 1,012   $ 2,242   $ 1,907
                                           =======   =======   =======   =======

Basic earnings per common share:           $  0.50   $  0.43   $  0.93   $  0.81
                                           =======   =======   =======   =======
Diluted earnings per common share:         $  0.48   $  0.42   $  0.90   $  0.78
                                           =======   =======   =======   =======
Dividends Paid:                            $  0.00   $  0.00   $  0.20   $  0.20
                                           =======   =======   =======   =======


The accompanying notes are an integral part of these statements

                                                                              North Bay Bancorp
                                                           Consolidated Statement of Change in Shareholders' Equity
                                                                           For the Six Months Ended
                                                                                June 30, 2004
                                                                                (Unaudited)
                                                                          (In 000's except share data)

                                                                                        Accumulated
                                                                                           Other           Total
                                       Common Shares      Common         Retained      Comprehensive   Shareholders'   Comprehensive
                                         Outstanding       Stock         Earnings      Income (loss)       Equity          Income
                                       ---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003              2,285,646      $   29,210      $     9,623      $      608      $   39,441

Stock dividend                            113,997           3,706           (3,723)                            (17)
Cash dividend                                                                 (458)                           (458)
Comprehensive income:
    Net income                                                               2,242                            2,242      $    2,242
    Other comprehensive loss,
      net of tax:
       Change in net unrealized
       losses on available-for-sale
       securities, net of
        tax of $834                                                                         (1,172)         (1,172)          (1,172)
                                                                                                                         ----------
Comprehensive income                                                                                                     $    1,070
                                                                                                                         ==========

Stock options exercised, including
tax of $20                                 17,929             326                                              326
                                        ---------      ----------                                       ----------

BALANCE, JUNE 30, 2004                  2,417,572      $   33,242      $     7,684      $     (564)     $   40,362
                                        =========      ==========      ===========      ==========      ==========

The accompanying notes are an integral part of these statements

                                     North Bay Bancorp
                           Consolidated Statement of Cash Flows
                                         Unaudited
                                        (In 000's)
                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                     2004        2003
                                                                  ---------    ---------
Cash Flows From Operating Activities:
Net income                                                        $   2,242    $   1,907
Adjustment to reconcile net income to net cash
  used by operating activities:
  Depreciation and amortization                                         802          778
  Provision for loan losses                                             360           90
  Amortization of deferred loan fees                                   (297)        (329)
  Proceeds from sale of loans held-for-sale                          84,271      138,764
  Purchase of loans held-for-sale                                  (100,031)    (158,302)
  Premium amortization (discount accretion), net                        175          594
  Gain on securities transactions                                      (262)        (430)
   Changes in:
    Interest receivable and other assets                               (520)         291
    Interest payable and other liabilities                             (211)         235
                                                                  ---------    ---------
   Net cash used by operating activities                            (13,471)     (16,402)
                                                                  ---------    ---------
Cash Flows From Investing Activities:
Investment securities held-to-maturity:
  Proceeds from maturities and principal payments                         0           22
Investment securities available-for-sale:
  Proceeds from maturities and principal payments                    24,897       18,536
  Proceeds from sale of securities                                    4,322       22,472
  Purchases                                                         (34,911)     (22,440)
Equity securities:
  Purchases                                                          (1,181)         (48)
Net increase in loans                                               (31,282)     (21,864)
Capital expenditures                                                   (584)      (1,144)
                                                                  ---------    ---------
   Net cash used in investing activities                            (38,739)      (4,466)
                                                                  ---------    ---------
Cash Flows From Financing Activities:
Net increase in deposits                                             42,348       16,636
Increase in long-term borrowings                                     19,000            0
Stock options exercised                                                 306          592
Dividends paid                                                         (475)        (441)
                                                                  ---------    ---------
   Net cash provided by financing activities                         61,179       16,787
                                                                  ---------    ---------
Net increase (decrease)  in cash and cash equivalents                 8,969       (4,081)
Cash and cash equivalents at beginning of year                       37,951       52,310
                                                                  ---------    ---------
Cash and cash equivalents at end of period                        $  46,920    $  48,229
                                                                  =========    =========
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                   $   1,511    $   1,656
  Taxes paid                                                      $   1,770    $     595

The accompanying notes are an integral part of these statements

                                NORTH BAY BANCORP
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2004


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

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months and six months ended June 30, 2004 and 2003, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 2003.


NOTE 2 - Commitments
--------------------
The Company has outstanding standby Letters of Credit of approximately $2,185,000, undisbursed real estate and construction loans of approximately $20,086,000, and undisbursed commercial and consumer lines of credit of approximately $72,929,000, as of June 30, 2004. The Company had outstanding standby Letters of Credit of approximately $994,000, undisbursed real estate and construction loans of approximately $22,303,000, and undisbursed commercial and consumer lines of credit of approximately $52,908,000, as of June, 2003.


NOTE 3 - Earnings Per Common Share
----------------------------------
The Company declared a 5% stock dividend on January 26, 2004. As a result of the stock dividend the number of common shares outstanding and earnings per share data was adjusted retroactively for all periods presented in the table below.

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

                                                               Weighted Average           Per-Share
                                          Net Income                Shares                 Amount
                                          ----------                ------                 ------
                                                     (Dollars in 000's except share data)

                                                  For the three months ended June 30, 2004
                                                  ----------------------------------------
  Basic earnings per share                  $1,207                 2,421,695                $0.50
  Dilutive effect of stock options                                    78,126
  Diluted earnings per share                                       2,499,821                $0.48

                                                  For the three months ended June 30, 2003
                                                  ----------------------------------------
  Basic earnings per share                  $1,012                 2,377,116                $0.43
  Dilutive effect of stock options                                    53,304
  Diluted earnings per share                                       2,430,420                $0.42


                                                                Weighted Average           Per-Share
                                            Net Income              Shares                  Amount
                                            ----------              ------                  ------

                                                  For the six months ended June 30, 2004
                                                  --------------------------------------
  Basic earnings per share                  $2,242                 2,404,823                $0.93
  Dilutive effect of stock options                                    80,004
  Diluted earnings per share                                       2,484,827                $0.90

                                                  For the six months ended June 30, 2003
                                                  --------------------------------------
  Basic earnings per share                  $1,907                 2,364,384                $0.81
  Dilutive effect of stock options                                    64,487
  Diluted earnings per share                                       2,428,871                $0.78

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

                                                (In 000's except share data)
                                             For the three months ended June 30,
                                             -----------------------------------
                                                    2004             2003
                                                 ---------        ---------
Net income as reported                           $   1,207        $   1,012
Total stock-based employee
  compensation
  expense determined under
  the fair value based method
  for all awards, net of related
  tax effects                                           83               61
                                                 ---------        ---------
Net income pro forma                             $   1,124        $     951
Earnings per share:
      As reported:
Basic                                            $      .50       $     .43
     Diluted                                     $      .48       $     .42
      Pro forma:
Basic                                            $      .46       $     .40
Diluted                                          $      .45       $     .39



                                                 (In 000's except share data)
                                               For the six months ended June 30,
                                               ---------------------------------
                                                     2004            2003
                                                  ---------        ---------
Net income as reported                            $   2,242        $   1,907
Total stock-based employee
  compensation
  expense determined under
  the fair value based method
  for all awards, net of related
  tax effects                                           166              122
                                                  ---------        ---------
Net income pro forma                              $   2,076        $   1,785
Earnings per share:
      As reported:
Basic                                             $     .93        $     .81
      Diluted                                     $     .90        $     .78
      Pro forma:
Basic                                             $     .86        $     .75
Diluted                                           $     .84        $     .73



NOTE 5 - Impact of Recently Issued Accounting Standards
-------------------------------------------------------
In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an
interpretation of ARB No. 51" (FIN 46). FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. Prior to the implementation of FIN 46, VIEs were generally consolidated by the company when the company had a controlling financial interest through ownership of the majority of the voting interest in the company. The provisions of FIN 46 were effective immediately. In October 2003, the FASB agreed to defer the effective date of FIN 46 for VIEs to allow time for certain implementation issues to be addressed. On December 24, 2003, the FASB released its latest interpretation (FIN 46R) of the appropriate accounting treatment for VIEs, which in part, specifically addresses limited purpose trusts formed to issue trust preferred securities. In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory purposes. If the trust preferred securities were no longer allowed to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities without penalty.

The Company adopted FIN 46R effective March 31, 2004, and the effect was to de-consolidate the subsidiary trust, North Bay Statutory Trust 1, and move the mandatory redeemable preferred securities directly to the parent company balance sheet under the caption "subordinated debentures". The Company prospectively applied this ruling in the accompanying financial information.


NOTE 6 - Borrowings
-------------------
Total borrowings were $19 million at June 30, 2004. There were no borrowings at June 30, 2003. The following table summarizes the borrowings:

                     Fixed Rate Borrowings at June 30, 2004
                                  ($ in 000's)
                                      Amount     Maturity Date     Interest Rate
                                      ------     -------------     -------------
Federal Home Loan Bank Advance        $5,000         4-17-2006             2.24%
Federal Home Loan Bank Advance         5,000         4-16-2007             2.83%
Federal Home Loan Bank Advance         9,000         4-14-2008             3.23%
                                     -------
Total                                $19,000
Weighted average interest rate                                             2.86%

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

Specific allowances defined as:
     o Management assessment of all loans classified as substandard or worse, with an outstanding balance of $100,000 or more
     o A specific allowance is provided for any amount by which the loan's collateral fair value is insufficient to cover the loan; or discounting estimated further cash flows, or by observing the loan's market price if it is of a kind for which there is a secondary market

General allowance defined as:
     o An allowance for all loans outstanding within the portfolio and not contained in the specific allowances

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

Deferred Tax Assets.
Deferred income taxes reflect the estimated future tax effects of temporary differences between the reported amount of assets and liabilities for financial purposes and such amounts as measured by tax laws and regulations. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and amounts available in the carryback periods, and tax planning strategies to support our position that it is more likely than not the benefit of our deferred tax assets will be realized.

OVERVIEW
--------
Net income was $1,207,000 or $.48 per diluted share for the three months ended June 30, 2004, compared with $1,012,000 or $.42 per diluted share for the three months ended June 30, 2003, an increase of 19%. Net income was $2,242,000 or $.90 per diluted share for the six months ended June 30, 2004, compared with $1,907,000 or $.78 per diluted share for the six months ended June 30, 2003, an increase of 18%. Total assets were $521,829,000 as of June 30, 2004; equating to a 20% growth in assets during the twelve months ended June 30, 2004.

SUMMARY OF EARNINGS

NET INTEREST INCOME
-------------------
The following table provides a summary of the components of interest income, interest expense and net interest margins for the three months ended June 30, 2004 and June 30, 2003:

                                                              (In 000's)
                                                   2004                                   2003
                                    -----------------------------------   ----------------------------------
                                     Average    Income/       Average      Average     Income/      Average
                                     Balance    Expense    Yield/Rate      Balance     Expense   Yield/Rate
                                    -----------------------------------   ----------------------------------
 Loans  (1)  (2)                    $344,421     $5,394         6.26%     $268,922      $4,571        6.80%
 Investment securities:
   Taxable                            74,431        705         3.79%       82,973         734        3.54%
   Non-taxable (3)                    14,078        174         4.94%       13,576         153         4.51%
                                    --------     ------                   --------      ------

TOTAL LOANS AND INVESTMENT
SECURITIES                           432,930      6,273         5.80%      365,471       5,458        5.97%

 Due from banks, time                    100          1         4.00%          100           1        4.00%
 Federal funds sold                   23,322         58          .99%       21,398          56        1.05%
                                    --------     ------                   --------      ------

TOTAL EARNING ASSETS                 456,352     $6,332         5.55%      386,969      $5,515        5.70%
                                    --------     ------                   --------      ------

 Cash and due from banks              35,247                                25,462
 Allowance for loan losses            (3,700)                               (3,357)
 Premises and equipment, net          10,737                                11,232
 Accrued interest receivable
   and other assets                   13,558                                11,877
                                    --------                              --------

TOTAL ASSETS                        $512,194                              $432,183
                                    ========                              ========

LIABILITIES AND SHAREHOLDERS'
EQUITY
 Deposits:
   Interest bearing demand          $210,836     $  270         0.51%     $168,601      $  242        0.57%
   Savings                            40,434         23         0.23%       31,426          37        0.47%
   Time                               75,461        318         1.69%       80,981         391        1.93%
                                    --------     ------         -----     --------      ------        -----
                                     326,731        611          .75%      281,008         670         .95%

   Short-term debt                         0          0         0.00%        3,000           8        1.07%
   Long-term debt                     25,267        248         3.93%       10,000         141        5.64%
                                    --------     ------                   --------      ------
                                      25,267        248                     13,000         149

TOTAL INTEREST BEARING
 LIABILITIES                         351,998     $  859          .98%      294,008      $  819        1.11%
                                     -------     ------                   --------      ------

 Noninterest bearing DDA             116,108                                97,712
 Accrued interest payable
   and other liabilities               3,788                                 3,525
 Shareholders' equity                 40,300                                36,938
                                    --------                              --------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY               $512,194                              $432,183
                                    ========                              ========

NET INTEREST INCOME                              $5,473                                 $4,696
                                                 ======                                 ======
NET INTEREST INCOME TO
 AVERAGE EARNING ASSETS
(Net Interest Margin (4))                          4.80%                                  4.85%


(1) Average loans would include nonaccrual loans. The Company had no nonaccrual loans during 2004 or 2003.

(2) Loan interest income includes loan fee income of $221 and $280 for the three months ended June 30, 2004 and June 30, 2003, respectfully.

(3) Average yields shown are on a taxable-equivalent basis. On a non-taxable basis, 2004 interest income on tax exempt securities was $136 with an average yield of 3.86%; in 2003, on a non-taxable basis, interest income on tax exempt securities was $132 with an average yield of 3.89%.

(4) Net interest margin is calculated by dividing net interest income by the average balance of total earning assets for the applicable period

The following table provides a summary of the components of interest income, interest expense and net interest margins for the six months ended June 30, 2004 and June 30, 2003:

                                                              (In 000's)
                                                  2004                                 2003
                                   ----------------------------------     ----------------------------------
                                     Average    Income/       Average      Average     Income/      Average
                                     Balance    Expense    Yield/Rate      Balance     Expense   Yield/Rate
                                   ----------------------------------     ----------------------------------
 Loans  (1)  (2)                    $329,081    $10,650         6.47%     $257,598     $ 8,927        6.93%
 Investment securities:
   Taxable                            71,351      1,310         3.67%       85,865       1,515        3.53%
   Non-taxable (3)                    15,271        392         5.13%       13,585         395        5.82%
                                    --------    -------                   --------     -------

TOTAL LOANS AND INVESTMENT
SECURITIES                           415,703     12,352         5.94%      357,048      10,837        6.07%

 Due from banks, time                    100          2         4.00%          100           2        4.00%
 Federal funds sold                   19,910        100         1.00%       21,820         119        1.09%
                                    --------    -------                   --------     -------

TOTAL EARNING ASSETS                 435,713   $12,454          5.72%      378,968     $10,958        5.78%
                                    --------   --------                   --------     -------

 Cash and due from banks              33,110                                24,292
 Allowance for loan losses            (3,648)                               (3,353)
 Premises and equipment, net          10,781                                11,171
 Accrued interest receivable
   and other assets                   13,281                                11,766
                                      ------                              --------

TOTAL ASSETS                        $489,237                              $442,844
                                    ========                              ========

LIABILITIES AND SHAREHOLDERS'
EQUITY
 Deposits:
   Interest bearing demand          $205,849    $   517         0.50%     $162,083     $   471        0.58%
   Savings                            39,206         44         0.22%       30,535          71        0.47%
   Time                               73,786        607         1.65%       82,012         815        1.99%
                                    --------    -------         -----     --------     -------
                                     318,841      1,168          .73%      274,630       1,357

   Short-term debt                         0          1         0.00%        1,500           8        1.07%
   Long-term debt                     17,633        378         4.29%       10,000         282        5.64%
                                    --------    -------                   --------     -------
                                      17,633        379                     11,500         290

TOTAL INTEREST BEARING
  LIABILITIES                        336,474    $ 1,547          .92%      286,130     $ 1,647        1.15%
                                     -------    -------                   --------     -------

 Noninterest bearing DDA             108,837                                96,576
 Accrued interest payable
   and other liabilities               4,477                                 3,745
 Shareholders' equity                 39,449                                36,393
                                    --------                              --------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY               $489,237                              $422,844
                                    ========                              ========

NET INTEREST INCOME                             $10,907                                $ 9,311
                                                =======                                =======
NET INTEREST INCOME TO
 AVERAGE EARNING ASSETS
(Net Interest Margin (4))                          5.01%                                  4.91%



(1) Average loans would include nonaccrual loans. The Company had no nonaccrual loans during 2004 or 2003.

(2) Loan interest income includes loan fee income of $577 and $538 for the six months ended June 30, 2004 and June 30, 2003, respectfully.

(3) Average yields shown are on a taxable-equivalent basis. On a non-taxable basis, 2004 interest income on tax exempt securities was $296 with an average yield of 3.88%; in 2003, on a non-taxable basis, interest income on tax exempt securities was $292 with an average yield of 4.30%.

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

Net interest income before the provision for loan losses on a taxable-equivalent basis for the three months ended June 30, 2004 and June 30, 2003 was $5,473,000 and $4,696,000, respectively. These results equate to a 17% increase in net interest income for the second quarter of 2004 compared to the second quarter of 2003. Loan fee income, which is included in interest income from loans, was $221,000 for the three months ended June 30, 2004, compared with $280,000 for the three months ended June 30, 2003. Net interest income before the provision for loan losses on a taxable-equivalent basis for the six months ended June 30, 2004 and June 30, 2003 was $10,907,000 and $9,311,000, respectively. These results equate to a 17% increase in net interest income for the first six month of 2004 compared to the same period of 2003. Loan fee income, which is included in interest income from loans, was $577,000 for the six months ended June 30, 2004, compared with $538,000 for the six months ended June 30, 2003.

Taxable-equivalent interest income increased $817,000 or 15% in the second quarter of 2004 compared with the same period of 2003. The net increase of $817,000 was attributable to an increase in the volume of earning assets accounting for $1,220,000 of this increase, offset by a decrease of $403,000 attributable to lower rates. Interest paid on interest-bearing liabilities increased $40,000 or 5% in the second quarter of 2004 compared with the second quarter of 2003. The increase of $40,000 was attributable to an increases in the volume of deposits and other borrowings accounting for $249,000 of this increase, offset by a decrease of $209,000 attributable to lower rates.

Taxable-equivalent interest income increased $1,496,000 or 15% in the first six months of 2004 compared with the same period of 2003. The net increase of $1,496,000 was attributable to an increase in the volume of earning assets accounting for $2,259,000 of this increase, offset by a decrease of $763,000 attributable to lower rates. Interest paid on interest-bearing liabilities decreased $100,000 in the first half of 2004 compared with the first half of 2003. Although increases in the volume of deposits and other borrowings accounting for an increase of $273,000 it was offset by a decrease of $373,000 attributable to lower rates.

The average balance of earning assets for the six month period increased $56,745,000 or 15% when compared with June 30, 2003 and the average balance of interest-bearing liabilities increased $50,344,000 or 18% compared with the same period in 2003. Management does not expect a material change in the Company's net interest margin during the next twelve months as the result of a modest increase or decrease in general interest rates.

The following table sets forth a summary of the changes in interest earned and interest paid for the three months ended June 30, 2004 over the same period of 2003 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

                                                           (In 000's)

                                                         2004 Over 2003
                                                  ------------------------------
                                                  Volume      Rate       Total
                                                  -------    -------    -------
Increase (Decrease) in Interest and Fee Income

   Time deposits with other
    Financial institutions                        $     0    $     0    $     0
   Investment securities:
     Taxable                                          (75)        46        (29)
     Non-taxable (1)                                    6         15         21
   Federal funds sold                                   5         (3)         2
   Loans                                            1,284       (461)       823
                                                  -------    -------    -------
   Total interest and fee income                    1,220       (403)       817
                                                  -------    -------    -------

Increase (Decrease) in Interest Expense

   Deposits:
     Interest bearing
     Transaction accounts                              58        (30)        28
     Savings                                           11        (25)       (14)
     Time deposits                                    (27)       (46)       (73)
                                                  -------    -------    -------
   Total deposits                                      42       (101)       (59)
                                                  -------    -------    -------

   Short-term borrowings                               (8)         0         (8)
   Long-term debt                                     215       (108)       107
                                                  -------    -------    -------
   Total Interest Expense                             249       (209)        40
                                                  -------    -------    -------
   Net Interest Income                            $   971    ($  194)   $   777
                                                  =======    =======    =======

(1) The interest earned is taxable-equivalent


The following table sets forth a summary of the changes in interest earned and interest paid for the six months ended June 30, 2004 over the same period of 2003 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.


                                                             (In 000's)
                                                          2004 Over 2003
                                                  ------------------------------
                                                   Volume      Rate      Total
                                                  -------    -------    -------

Increase (Decrease) in Interest and Fee Income

   Time deposits with other
    Financial institutions                        $     0    $     0    $     0
   Investment securities:
     Taxable                                         (256)        51       (205)
     Non-taxable (1)                                   49        (52)        (3)
   Federal funds sold                                 (10)        (9)       (19)
   Loans                                            2,476       (753)     1,723
                                                  -------    -------    -------
   Total interest and fee income                    2,259       (763)     1,496
                                                  -------    -------    -------

Increase (Decrease) in Interest Expense

   Deposits:
     Interest bearing
     Transaction accounts                             126        (80)        46
     Savings                                           21        (48)       (27)
     Time deposits                                    (81)      (127)      (208)
                                                  -------    -------    -------
   Total deposits                                      66       (255)      (189)

   Short-term borrowings                               (8)         1         (7)
   Long-term debt                                     215       (119)        96
                                                  -------    -------    -------
   Total Interest Expense                             273       (373)      (100)
                                                  -------    -------    -------
   Net Interest Income                            $ 1,986    ($  390)   $ 1,596
                                                  =======    =======    =======

(2) The interest earned is taxable-equivalent.


PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------
The Company maintains an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by the provision for loan losses and reduced by net charge offs. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary they are reported in earnings in the periods in which they become known. The Company conducts credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience and other factors in determining the adequacy of the allowance balance. This evaluation establishes a specific allowance for all classified loans over $100,000 and establishes percentage allowance requirements for all other loans, according to the classification as determined by the Company's internal grading system. As of June 30, 2004 the allowance for loan losses of $3,782,000 represented 1.12% of loans outstanding. As of June 30, 2003, the allowance represented 1.30% of loans outstanding. During the three months ended June 30, 2004 $174,000 was charged to expense for the loan loss provision, compared with $45,000 for the same period in 2003. During the six months ended June 30, 2004 $360,000 was charged to expense for the loan loss provision, compared with $90,000 for the same period in 2003. The increase in the expense for the loan loss provision was to provide for growth in the overall loan portfolio. There were net charge-offs of $102,000 during the first six months of 2004 compared with $7,000 of net charge-offs during the first six months of 2003.

The following table summarizes changes in the allowance for loan losses:

                                                            (In 000's)
                                                     For the Six months ended
                                                   -----------------------------
                                                   June 30, 2004   June 30, 2003
                                                   -------------   -------------
Balance, beginning of period                          $ 3,524         $ 3,290
Provision for loan losses                                 360              90
Loans charged off                                        (107)            (11)
Recoveries of loans previously charged off                  5               4
                                                      -------         -------
Balance, end of period                                $ 3,782         $ 3,373
                                                      =======         =======

Allowance for loan losses to total outstanding           1.12%           1.30%
loans

There were no loans on non-accrual status as of June 30, 2004, June 30, 2003 or December 31, 2003. There were no loans 90 days or more past due and still accruing interest or restructured loans at June 30, 2004, June 30, 2003 or December 31, 2003.

NON-INTEREST INCOME
-------------------
Non-interest income, excluding gains on the sale of securities, was $995,000 for the three months ended June 30, 2004 compared with $728,000 for the same period in 2003, a 37% increase. Non-interest income, excluding gains on the sale of securities, was $1,981,000 for the six months ended June 30, 2004 compared with $1,437,000 for the same period in 2003, a 38% increase. Non-interest income primarily consists of service charges and other fees related to deposit accounts. The increase in non-interest income resulted primarily from an increase in the number of deposit accounts, transaction volumes and directly related service charges. Service charges on deposit accounts increased proportionately more than deposits because of improved collection efforts and implementation of an overdraft privilege program that commenced in the fourth quarter of 2003.

GAINS ON SECURITIES
-------------------
Net gains of $262,000 for the three and six months ended June 30, 2004 resulted from the sale of several available-for-sale securities. Net gains of $331,000 and $430,000 for the three and six months ended June 30, 2003, respectively, also resulted from the sale of several available-for-sale securities.

NON-INTEREST EXPENSE
--------------------
Non-interest expense for the three months ended June 30, 2004 and June 30, 2003 was $4,571,000 and $4,311,000, respectively, a 6% increase. Non-interest expense for the six months ended June 30, 2004 and June 30, 2003 was $9,168,000 and $8,326,000, respectively, a 10% increase. Salaries and employee benefits expense for the three months ended June 30, 2004 and 2003 were $2,563,000 and $2,252,000, respectively, a 14% increase. Salaries and employee benefits expense for the six months ended June 30, 2004 and 2003 were $5,067,000 and $4,558,000, respectively, an 11% increase. The increase in 2004 resulted from increased salaries paid to Company officers and employees, and an increase of approximately twenty-five full-time equivalent (FTE) employees from 144 at June 30, 2003 to 169 at June 30, 2004. The increases in FTE were related to increasing sales activity and staffing new offices. Occupancy expense for the three months ended June 30, 2004 and 2003 were $344,000 and $318,000, respectively, an 8% increase. Occupancy expense for the six months ended June 30, 2004 and 2003 were $711,000 and $575,000, respectively, representing a 24% increase. The increase in 2004 is attributed to opening a branch and obtaining rented locations for Executive and Administration offices in March 2003. Equipment expenses for the three months ended June 30, 2004 and 2003 was $515,000 and $295,000, respectively, representing an increase of 75%. Equipment expenses for the six months ended June 30, 2004 and 2003 was $1,007,000 and $745,000, respectively, an increase of 35%. The primary reason for the increase in equipment expense in 2004 compared with 2003 was due to the reversal of expenses accrued during the pendency of a lawsuit. The suit was settled on June 17, 2003. Other expenses for the three months ended June 30, 2004 and June 30, 2003 were $1,149,000 and $1,446,000, respectively, a 21% decrease. Other expenses for the six months ended June 30, 2004 and June 30, 2003 were $2,383,000 and $2,448,000, respectively, a 2% decrease. The decrease in other expense in 2004 compared with 2003 was primarily in legal fees since there were no litigation expenses in 2004. Legal fees were $88,000 and $151,000 for three and six months ended June 30, 2004, respectively. This compares with $290,000 and $401,000, respectively, for the same period in 2003.

INCOME TAXES
------------
The Company reported a provision for income tax for the three months ended June 30, 2004 and 2003 of $740,000 and $366,000, respectively. The Company reported a provision for income tax for the six months ended June 30, 2004 and 2003 of $1,284,000 and $752,000, respectively. Both the 2004 and 2003 provisions reflect tax accruals at statutory rates for federal income taxes, adjusted primarily for the effect of the Company's investments in tax-exempt municipal securities, bank owned life insurance policies and state taxes. Comparison with the first six months of 2003 were impacted by the real estate investment trust ("REIT") state benefits which were included in net income in the first three quarters of 2003 and were reversed in the fourth quarter of 2003.

BALANCE SHEET
-------------
Total assets as of June 30, 2004 were $521,829,000 compared with $435,444,000 as of June 30, 2003, and $459,482,000 at December 30, 2003 equating to a 20% increase during the twelve months ended June 30, 2004, and a 14% increase for the six months ended June 30, 2004. Total deposits as of June 30, 2004 were $448,793,000 compared with $384,439,000 as of June 30, 2003, and $406,445,000 at
December 30, 2003 representing a 17% increase during the twelve months then ended, and a 10% increase for the six months ended June 30, 2004. Gross loans outstanding as of June 30, 2004 were $338,140,000 compared with $259,813,000 as of June 30, 2003, and $306,663,000 at December 30, 2003 equating to a 30% increase during the twelve months then ended and a 10% increase for the six months ended June 30, 2004.

LOANS HELD FOR SALE
-------------------
The  Company  had   $18,855,000,   $19,538,000   and   $3,095,000  in  purchased
participations in mortgage loans as of June 30, 2004, June 30, 2003 and December 31, 2003, respectively. Loans originated or purchased and considered held for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. There were no gains or losses recognized during 2003 or 2004.

SUBORDINATED DEBENTURES
-----------------------
During June 2002, the Company formed North Bay Statutory Trust I (Trust), a Connecticut statutory business trust, for the purpose of issuing guaranteed undivided beneficial interests in junior subordinated debentures (trust preferred securities). During June 2002, the Trust issued $10 million in floating rate Cumulative Trust Preferred Securities (Securities). The Securities bear interest at a rate of Libor plus 3.45% and had an initial interest rate of 5.34%; as of June 30, 2004 the interest rate was 5.04%; the Securities will mature on June 26, 2032, but earlier redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules.

As previously discussed the Company de-consolidated the Trust as of March 31, 2004. As a result, the junior subordinated debentures issued by the Company to the Trust, totaling $10,310,000 are reflected on the Company's consolidated balance sheet, under the caption Subordinated Debentures. The Company also recognized its $310,000 investment in the Trust, which is recorded in Investment in Subsidiary. The Trust has no independent assets or operations and exist for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of subordinated debentures issued by the Company.

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

BORROWINGS
----------
Total borrowings were $19 million at June 30, 2004. There were no borrowings at June 30, 2003. The following table summarizes the borrowings:

                     Fixed Rate Borrowings at June 30, 2004
                                  ($ in 000's)

                                        Amount     Maturity Date   Interest Rate
                                        ------     -------------   -------------
Federal Home Loan Bank Advance          $5,000       4-17-2006         2.24%
Federal Home Loan Bank Advance           5,000       4-16-2007         2.83%
Federal Home Loan Bank Advance           9,000       4-14-2008         3.23%
                                       -------
Total                                  $19,000
Weighted average interest rate                                         2.86%


LIQUIDITY AND CAPITAL ADEQUACY
------------------------------
The Company's liquidity is determined by the level of assets (such as cash, Federal Funds, and investment in unpledged marketable securities) that are readily convertible to cash to meet customer withdrawals and borrowings. Management reviews the Company's liquidity position on a regular basis to ensure that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Company has a comprehensive Asset/Liability Management and Liquidity Policy, which it uses to determine adequate liquidity. As of June 30, 2004 liquid assets were 28% of total assets, compared with 31% as of June 30, 2003.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) established ratios used to determine whether a Company is "Well Capitalized," "Adequately Capitalized," "Undercapitalized," "Significantly Undercapitalized," or "Critically Undercapitalized." A Well Capitalized Company has risk-based capital of at least 10%, tier 1 risked-based capital of at least 6%, and a leverage ratio of at least 5%. As of June 30, 2004, the Company's risk-based capital ratio was 12.92%. The Company's tier 1 risk-based capital ratio and leverage ratio were 12.03% and 9.94%, respectively.

As the following table indicates, the Company and the Banks currently exceeds the regulatory capital minimum requirements. The Company and the Banks are considered "Well Capitalized" according to regulatory guidelines.

                                                                          To Be Well Capitalized
                                                        For Capital       Under Prompt Corrective
                                    Actual           Adequacy Purposes      Action Provisions
                              ------------------     -----------------    -----------------------

                                                         (In 000's)
                                                     Minimum regulatory     Minimum regulatory
                                                        requirement            requirement
                              Amount      Ratio      Amount      Ratio      Amount      Ratio
                              ------      -----      ------      -----      ------      -----
As of June 30, 2004:
Total Capital (to Risk
   Weighted Assets)
      Consolidated            $54,708     12.92%     $33,865     8.00%     $42,331      10.00%
      The Vintage Bank         37,523     11.59%      25,894     8.00%      32,368      10.00%
       Solano Bank              9,817     10.15%       7,736     8.00%       9,670      10.00%
Tier I Capital (to Risk
   Weighted Assets)
      Consolidated             50,926     12.03%      16,933     4.00%      25,399       6.00%
      The Vintage Bank         34,564     10.68%      12,947     4.00%      19,421       6.00%
       Solano Bank              8,994      9.30%       3,868     4.00%       5,802       6.00%
Tier I Capital (to
   Average Assets)
      Consolidated             50,926      9.94%      20,488     4.00%      25,610       5.00%
      The Vintage Bank         34,564      8.62%      16,046     4.00%      20,057       5.00%
       Solano Bank              8,994      8.83%       4,075     4.00%       5,094       5.00%

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

Utilizing the simulation model to measure interest rate risk at June 30, 2004 and December 31, 2003 the Company is within the established exposure of a 4% change in "return on equity" tolerance limit. There were no significant changes in interest rate risk from the annual report on form 10-K for December 31, 2003.

                                     Item 4.

                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation as of June 30, 2004, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls:

There were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

         (a) The Fifth Annual Meeting of the shareholders of the Company was held on May 6, 2004.

         (b) Proxies for the meeting were solicited pursuant to Regulation 14A under the Act, there were no solicitations in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected.

         (c) In addition to the election of directors and aside from procedural matters, the following matters were voted upon at the annual shareholders' meeting: A proposal to amend the Company's Bylaws to increase the range of directors from six (6) to eleven (11) to nine (9) to seventeen (17). The affirmative vote of a majority of the Company's outstanding shares was required for approval. At the Fifth Annual Meeting, the proposal to amend the Bylaws to increase the range of directors was approved with 1,206,525 affirmative votes. There were, 149,536 negative votes, and 15,195 abstaining votes.

         (d) There was no settlement between the Company and any other person terminating any solicitation subject to Rule 14a-11.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) An index of exhibits begins on page 22.

         (b) During the quarter ended June 30, 2004 the Company filed the following Current Report on Form 8-K:

         Filed May 4, 2004, under Item 12 of Form 8-K, reporting net income of $1 million for first quarter of 2004.

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

                                            NORTH BAY BANCORP
                                            A California Corporation


Date: August 11, 2004                       BY: /s/ TERRY L. ROBINSON
                                                --------------------------------
                                                Terry L. Robinson
                                                President & CEO
                                                Principal Executive Officer


Date: August 11, 2004                       BY: /s/ LEE-ANN CIMINO
                                                --------------------------------
                                                Lee-Ann Cimino
                                                Senior Vice President
                                                Principal Financial Officer

                                  EXHIBIT INDEX

    Exhibit No.   Description
    -----------   -----------

       3.2        Amended and Restated Bylaws

      10.9 Form of Indemnification Agreement entered into between North Bay Bancorp and its Directors and Executive Officers

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