Form 10-Q
period 2004-09-30
NORTH BAY BANCORP/CA
filed 2004-11-12
CIK 1102595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER PERIOD ENDED SEPTEMBER 30, 2004

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

                      Yes   X                         No
                          -----                          -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                      Yes                             No   X
                          -----                          -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of the North Bay Bancorp's Common Stock outstanding as of November 11, 2004: 2,427,688

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

FINANCIAL INFORMATION
---------------------
The information for the three months and nine months ended September 30, 2004 and September 30, 2003 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of North Bay Bancorp (Company) at September 30, 2004 and September 30, 2003 and the results of operations and cash flows for the three and nine months then ended. Results for interim periods should not be considered as indicative of results for a full year.

                                     Item 1.
                              FINANCIAL STATEMENTS

                                                                                                     North Bay Bancorp
                                                                                                Consolidated Balance Sheets
                                                                                                        (Unaudited)
                                                                                                (In 000's except share data)

                                                                                          September 30,  September 30,  December 31,
Assets                                                                                        2004            2003            2003
                                                                                            --------        --------        --------
Cash and due from banks                                                                     $ 42,626        $ 34,777        $ 28,756
Federal funds sold                                                                            15,585          21,750           9,195
                                                                                            --------        --------        --------
                     Total cash and cash equivalents                                          58,211          56,527          37,951

Time deposits with other financial institutions                                                  100             100             100

Investment Securities:
   Held-to-maturity                                                                                0           1,250               0
   Available-for-sale                                                                         92,617          83,177          90,655
   Equity securities                                                                           2,554           1,349           1,351
                                                                                            --------        --------        --------
                     Total investment securities                                              95,171          85,776          92,006

Loans, net of allowance for loan losses of $4,040 in September, 2004
   $3,421 in September, 2003 and $3,524 in December, 2003                                    354,403         274,491         303,139
Loans held-for-sale                                                                           20,232          10,786           3,095
Investment in subsidiary                                                                         310               0               0
Bank premises and equipment, net                                                              10,657          11,137          10,909
Accrued interest receivable and other assets                                                  13,415          12,499          12,282
                                                                                            --------        --------        --------
                            Total assets                                                    $552,499        $451,316        $459,482
                                                                                            ========        ========        ========

Liabilities and Shareholders' Equity

Deposits:
   Non-interest bearing                                                                     $127,768        $104,594        $103,401
   Interest bearing                                                                          349,024         294,827         303,044
                                                                                            --------        --------        --------
                           Total deposits                                                    476,792         399,421         406,445


Subordinated debentures                                                                       10,310          10,000          10,000
Long Term Borrowings                                                                          19,000               0               0
Accrued interest payable and other liabilities                                                 3,667           3,836           3,596
                                                                                            --------        --------        --------
                          Total liabilities                                                  509,769         413,257         420,041


Shareholders' equity:

Preferred stock - no par value:
Authorized, 500,000 shares;
Issued and outstanding - none
Common stock - no par value:
Authorized, 10,000,000 shares;
Issued and outstanding - 2,426,762 shares in September, 2004,
   2,285,646 shares in September, 2003, and 2,285,646 in December, 2003                       33,459          29,209          29,210
Retained earnings                                                                              8,934           8,324           9,623
Accumulated other comprehensive income                                                           337             526             608
                                                                                            --------        --------        --------
                     Total shareholders' equity                                               42,730          38,059          39,441
                                                                                            --------        --------        --------

             Total liabilities and shareholders' equity                                     $552,499        $451,316        $459,482
                                                                                            ========        ========        ========

The accompanying notes are an integral part of these statements

                                                                                         North Bay Bancorp
                                                                                 Consolidated Income Statements
                                                                                           (Unaudited)
                                                                                  (In 000's except share data)

                                                                      Three Months Ended                 Nine months Ended
                                                                 ------------------------------     ------------------------------
                                                                 September 30,    September 30,     September 30,    September 30,
                                                                      2004             2003             2004             2003
                                                                    -------          -------          -------          -------
Interest Income
   Loans (including fees)                                           $ 5,865          $ 4,853          $16,515          $13,780
   Federal funds sold                                                    39               38              139              157
   Investment securities - taxable                                      805              482            2,117            1,999
   Investment securities - tax exempt                                   113              181              409              473
                                                                    -------          -------          -------          -------
Total interest income                                                 6,822            5,554           19,180           16,409

Interest Expense
   Deposits                                                             677              550            1,845            1,907
   Short term borrowings                                                  0                2                1               10
   Long term debt                                                       284              129              662              411
                                                                    -------          -------          -------          -------
Total interest expense                                                  961              681            2,508            2,328
                                                                    -------          -------          -------          -------

Net interest income                                                   5,861            4,873           16,672           14,081

Provision for loan losses                                               180               45              540              135
                                                                    -------          -------          -------          -------
Net interest income after
   provision for loan losses                                          5,681            4,828           16,132           13,946

Non interest income                                                     986              848            2,967            2,285
Gains on securities transactions, net                                     0              207              262              637
                                                                    -------          -------          -------          -------
Total non interest income                                               986            1,055            3,229            2,922

Non interest expenses
   Salaries and employee benefits                                     2,566            2,338            7,633            6,896
   Occupancy                                                            369              356            1,080              931
   Equipment                                                            502              485            1,509            1,230
   Other                                                              1,230            1,088            3,613            3,536
                                                                    -------          -------          -------          -------
Total non interest expense                                            4,667            4,267           13,835           12,593
                                                                    -------          -------          -------          -------

Income before provision for
   Income taxes                                                       2,000            1,616            5,526            4,275

Provision for income taxes                                              750              452            2,034            1,204
                                                                    -------          -------          -------          -------

Net income                                                          $ 1,250          $ 1,164          $ 3,492          $ 3,071
                                                                    =======          =======          =======          =======

Basic earnings per common share:                                    $  0.52          $  0.49          $  1.45          $  1.29
                                                                    =======          =======          =======          =======
Diluted earnings per common share:                                  $  0.50          $  0.48          $  1.40          $  1.26
                                                                    =======          =======          =======          =======
Dividends paid:                                                     $  0.00          $  0.00          $  0.20          $  0.20
                                                                    =======          =======          =======          =======

The accompanying notes are an integral part of these statements

                                                                                    North Bay Bancorp
                                                                 Consolidated Statement of Change in Shareholders' Equity
                                                                                For the Nine months Ended
                                                                                   September 30, 2004
                                                                                       (Unaudited)
                                                                             (In 000's except share data)

                                                                                          Accumulated
                                                                                             Other         Total
                                                       Common Shares  Common   Retained  Comprehensive  Shareholders'  Comprehensive
                                                        Outstanding    Stock   Earnings  Income (loss)     Equity         Income
                                                       ----------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                               2,285,646    $29,210    $9,623       $608        $39,441

Stock dividend                                             113,997      3,706    (3,723)                      (17)
Cash dividend                                                                      (458)                     (458)
Comprehensive income:
    Net income                                                                    3,492                     3,492           $3,492
    Other comprehensive loss, net of tax:
       Change in net unrealized losses on
       available-for-sale securities, net of
       tax of $193                                                                            (271)          (271)            (271)
                                                                                                                            ------
Comprehensive income                                                                                                        $3,221
                                                                                                                            ======
Stock options exercised, including tax of $65               27,119        543                                 543
                                                         ---------    -------                             -------

BALANCE, SEPTEMBER 30, 2004                              2,426,762    $33,459    $8,934       $337        $42,730
                                                         =========    =======    ======       ====        =======

The accompanying notes are an integral part of these statements

                                     North Bay Bancorp
                           Consolidated Statement of Cash Flows
                                       (Unaudited )
                                        (In 000's)
                                                                     Nine months Ended
                                                                       September 30,
                                                                     2004         2003
                                                                  ---------    ---------
Cash Flows From Operating Activities:
Net income                                                        $   3,492    $   3,071
Adjustment to reconcile net income to net cash
  used by operating activities:
  Depreciation and amortization                                       1,212        1,171
  Provision for loan losses                                             540          135
  Amortization of deferred loan fees                                   (442)        (498)
  Proceeds from sale of loans held-for-sale                         182,777      269,120
  Purchase of loans held-for-sale                                  (199,914)    (279,906)
  Premium amortization (discount accretion), net                        199          919
  Gain on securities transactions                                      (262)        (637)
   Changes in:
    Interest receivable and other assets                               (940)        (101)
    Interest payable and other liabilities                              136          784
                                                                  ---------    ---------
   Net cash used by operating activities                            (13,202)      (5,942)
Cash Flows From Investing Activities:
Investment securities held-to-maturity:
  Proceeds from maturities and principal payments                         0           22
Investment securities available-for-sale:
  Proceeds from maturities and principal payments                    30,226       28,558
  Proceeds from sale of securities                                    4,322       34,626
  Purchases                                                         (36,911)     (43,569)
Equity securities:
  Proceeds from sale of securities                                        0           50
  Purchases                                                          (1,203)         (50)
Net increase in loans                                               (51,362)     (39,791)
Capital expenditures                                                   (960)      (1,508)
                                                                  ---------    ---------
   Net cash used in investing activities                            (55,888)     (21,662)
Cash Flows From Financing Activities:
Net increase in deposits                                             70,347       31,618
Increase in long-term borrowings                                     19,000            0
Stock options exercised                                                 478          644
Dividends paid                                                         (475)        (441)
                                                                  ---------    ---------
   Net cash provided by financing activities                         89,350       31,821
                                                                  ---------    ---------
Net increase in cash and cash equivalents                            20,260        4,217
Cash and cash equivalents at beginning of year                       37,951       52,310
                                                                  ---------    ---------
Cash and cash equivalents at end of period                        $  58,211    $  56,527
                                                                  =========    =========
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                   $   2,299    $   2,394
  Taxes paid                                                      $   2,860    $     845

The accompanying notes are an integral part of these statements

                               NORTH BAY BANCORP
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2004


NOTE 1 - Basis of Presentation
------------------------------
The accompanying consolidated financial statements, which include the accounts of North Bay Bancorp and its subsidiaries together the "Company", have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consist of two community banks, The Vintage Bank, established in 1985, and Solano Bank, which opened in 2000 and Vintage Capital Trust, a subsidiary of The Vintage Bank, which was established in February 2003. North Bay has received regulatory approval to consolidate its subsidiary banks to simplify the Company's corporate structure. The Merger of Solano Bank into The Vintage Bank is expected to occur during the first quarter of 2005. All significant intercompany transactions and balances have been eliminated. The Company de-consolidated its subsidiary, North Bay Statutory Trust 1, effective March 31, 2004. The Trust has no independent assets or operations and exists solely for the purpose of issuing and selling trust preferred securities.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months and nine months ended September 30, 2004 and 2003, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 2003.


NOTE 2 - Commitments
--------------------
The Company has outstanding standby Letters of Credit of approximately $2,221,000, undisbursed real estate and construction loans of approximately $24,123,000, and undisbursed commercial and consumer lines of credit of approximately $82,961,000, as of September 30, 2004. The Company had outstanding standby Letters of Credit of approximately $927,000, undisbursed real estate and construction loans of approximately $21,310,000, and undisbursed commercial and consumer lines of credit of approximately $70,610,000, as of September 30, 2003.


NOTE 3 - Earnings Per Common Share
----------------------------------
The Company declared a 5% stock dividend on January 26, 2004. As a result of the stock dividend the number of common shares outstanding and earnings per share data was adjusted retroactively for all periods presented in the table below.

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

                                                        Weighted Average          Per-Share
                                          Net Income         Shares                 Amount
                                          ----------         ------                 ------
                                                        (Dollars in 000's except share data)

                        For the three months ended September 30, 2004
                        ---------------------------------------------
  Basic earnings per share           $1,250                 2,425,772               $0.52
  Dilutive effect of stock options                             65,690
                                                            ---------
  Diluted earnings per share                                2,491,462               $0.50
                                                            ---------

                        For the three months ended September 30, 2003
                        ---------------------------------------------
  Basic earnings per share           $1,164                 2,399,102               $0.49
  Dilutive effect of stock options                             43,272
                                                            ---------
  Diluted earnings per share                                2,442,374               $0.48

                         For the nine months ended September 30, 2004
                         --------------------------------------------
  Basic earnings per share           $3,492                 2,410,739               $1.45
  Dilutive effect of stock options                             75,231
                                                            ---------
  Diluted earnings per share                                2,485,970               $1.40

                         For the nine months ended September 30, 2003
                         --------------------------------------------
  Basic earnings per share           $3,071                 2,376,083               $1.29
  Dilutive effect of stock options                             57,416
                                                            ---------
  Diluted earnings per share                                2,433,499               $1.26

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

                                                       (In 000's except share data)
                                                 For the three months ended September 30,
                                                           2004           2003
                                                        ---------      ---------
Net income as reported                                  $   1,250      $   1,164
Total stock-based employee
   compensation
   expense determined under
   the fair value based method
   for all awards, net of related
   tax effects                                                 83             75
                                                        ---------      ---------
Net income pro forma                                    $   1,167      $   1,089
                                                        =========      =========
Earnings per share:
      As reported:
Basic                                                   $     .52      $     .49
Diluted                                                 $     .50      $     .48
      Pro forma:
Basic                                                   $     .48      $     .45
Diluted                                                 $     .47      $     .45

                                                      (In 000's except share data)
                                                For the nine months ended September 30,
                                                           2004           2003
                                                        ---------      ---------
Net income as reported                                  $   3,492      $   3,071
Total stock-based employee
   compensation
   expense determined under
   the fair value based method
   for all awards, net of related
   tax effects                                                249            197
                                                        ---------      ---------
Net income pro forma                                    $   3,243      $   2,874
                                                        =========      =========
Earnings per share:
      As reported:
Basic                                                   $    1.45      $    1.29
Diluted                                                 $    1.40      $    1.26
      Pro forma:
Basic                                                   $    1.35      $    1.21
Diluted                                                 $    1.30      $    1.18


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



NOTE 6 - Borrowings
-------------------
Total borrowings were $19 million at September 30, 2004. There were no borrowings at September 30, 2003. The following table summarizes the borrowings:

                   Fixed Rate Borrowings at September 30, 2004
                                  ($ in 000's)
                                                           Amount       Maturity Date       Interest Rate
                                                           ------       -------------       -------------
Federal Home Loan Bank Advance                            $ 5,000         4-17-2006             2.24%
Federal Home Loan Bank Advance                              5,000         4-16-2007             2.83%
Federal Home Loan Bank Advance                              9,000         4-14-2008             3.23%
                                                          -------
Total                                                     $19,000
Weighted average interest rate                                                                  2.86%

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


Available for Sale Securities.
SFAS 115 requires that Available for Sale securities be carried at fair value. We believe this is a "critical accounting estimate" in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Adjustments to the Available for Sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and shareholders' equity. A decline in the market value Investments classified as available-for-sale are reported at fair value with unrealized gains and losses net of related tax, if any, reported as other comprehensive income and are included in shareholders' equity.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

OVERVIEW
--------
Net income was $1,250,000 or $.50 per diluted share for the three months ended September 30, 2004, compared with $1,164,000 or $.48 per diluted share for the three months ended September 30, 2003, an increase of 7%. Net income was $3,492,000 or $.1.40 per diluted share for the nine months ended September 30, 2004, compared with $3,071,000 or $1.26 per diluted share for the nine months ended September 30, 2003, an increase of 14%. Total assets were $552,499,000 as of September 30, 2004; equating to a 22% growth in assets during the twelve months ended September 30, 2004.

SUMMARY OF EARNINGS

NET INTEREST INCOME
-------------------
The following table provides a summary of the components of interest income, interest expense and net interest margins for the three months ended September 30, 2004 and September 30, 2003:

                                                                   (In 000's)
                                                   2004                                 2003
                                   ----------------------------------     ---------------------------------
                                     Average    Income/     Average        Average     Income/      Average
                                     Balance    Expense    Yield/Rate      Balance     Expense   Yield/Rate
                                   ----------------------------------     ----------------------------------
Loans (1) (2)                      $ 369,384  $   5,865        6.35%      $ 294,276   $   4,853      6.60%
Investment securities:
  Taxable                             84,778        804        3.79%         70,601         481      2.73%
  Non-taxable (3)                     12,241        150        4.90%         20,596         254      4.93%
                                   ---------  ---------                   ---------   ---------

TOTAL LOANS AND INVESTMENT
SECURITIES                           466,403      6,819        5.85%        385,473       5,588      5.80%

 Due from banks, time                    100          1        4.00%            100           1      4.00%
 Federal funds sold                   10,551         39        1.48%         11,987          38      1.27%
                                   ---------  ---------                   ---------   ---------

TOTAL EARNING ASSETS                 477,054  $   6,859        5.75%        397,560   $   5,627      5.66%
                                   ---------  ---------                   ---------   ---------

 Cash and due from banks              41,686                                 32,208
 Allowance for loan losses            (3,863)                                (3,405)
 Premises and equipment, net          10,791                                 11,156
 Accrued interest receivable
   and other assets                   13,910                                 12,340
                                   ---------                              ---------

TOTAL ASSETS                       $ 539,578                              $ 449,859
                                   =========                              =========

LIABILITIES AND SHAREHOLDERS'
EQUITY
 Deposits:
   Interest bearing demand         $ 216,747  $     312        0.58%      $ 187,448   $     217      0.46%
   Savings                            44,638         27        0.24%         34,015          17      0.20%
   Time                               78,006        338        1.73%         72,882         316      1.73%
                                   ---------  ---------                   ---------   ---------
                                     339,391        677         .80%        294,345         550       .75%
                                   ---------  ---------                   ---------   ---------

   Short-term debt                         0          0        0.00%              0           2      0.00%
   Long-term debt                     29,000        284        3.92%         10,000         129      5.16%
                                   ---------  ---------                   ---------   ---------
                                      29,000        284                      10,000         131
                                   ---------  ---------                   ---------   ---------

TOTAL INTEREST BEARING
 LIABILITIES                         368,391  $     961        1.04%        304,345   $     681       .90%
                                   ---------  ---------                   ---------   ---------

 Noninterest bearing DDA             125,238                                104,066
 Accrued interest payable
   and other liabilities               4,013                                  3,755
 Shareholders' equity                 41,936                                 37,693
                                   ---------                              ---------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY              $ 539,578                              $ 449,859
                                   =========                              =========

NET INTEREST INCOME                           $   5,898                              $   4,946
                                              =========                              =========

NET INTEREST INCOME TO
 AVERAGE EARNING ASSETS
(Net Interest Margin (4))                          4.95%                                  4.98%


(1) Average loans would include nonaccrual loans. The Company had no nonaccrual loans during 2004 or 2003.

(2) Loan interest income includes loan fee income of $237 and $273 for the three months ended September 30, 2004 and September 30, 2003, respectfully.

(3) Average yields shown are on a taxable-equivalent basis. On a non-taxable basis, 2004 interest income on tax exempt securities was $113 with an average yield of 3.69%; in 2003, on a non-taxable basis, interest income on tax exempt securities was $181 with an average yield of 3.52%. (4) Net interest margin is calculated by dividing net interest income by the average balance of total earning assets for the applicable period.

The following table provides a summary of the components of interest income, interest expense and net interest margins for the nine months ended September 30, 2004 and September 30, 2003:

                                                                      (In 000's)
                                                   2004                                   2003
                                  --------------------------------------     ----------------------------------
                                     Average       Income/     Average        Average     Income/     Average
                                     Balance       Expense    Yield/Rate      Balance     Expense    Yield/Rate
                                  --------------------------------------     ----------------------------------
Loans (1) (2)                       $ 342,515     $  16,515      6.43%       $ 269,824   $  13,780     6.81%
Investment securities:
  Taxable                              75,831         2,115      3.72%          80,777       1,997     3.30%
  Non-taxable (3)                      14,261           542      5.07%          15,922         649     5.43%
                                    ---------     ---------                  ---------   ---------

TOTAL LOANS AND INVESTMENT
SECURITIES                            432,607        19,172      5.91%         366,523      16,426     5.98%

 Due from banks, time                     100             2      2.67%             100           2     2.67%
 Federal funds sold                    16,788           139      1.10%          18,542         157     1.13%
                                    ---------     ---------                  ---------   ---------

TOTAL EARNING ASSETS                  449,495     $  19,313      5.73%         385,165   $  16,585     5.74%
                                    ---------     ---------                  ---------   ---------

 Cash and due from banks               35,969                                   26,931
 Allowance for loan losses             (3,720)                                  (3,370)
 Premises and equipment, net           10,784                                   11,166
 Accrued interest receivable
   and other assets                    13,490                                   11,957
                                    ---------                                ---------

TOTAL ASSETS                        $ 506,018                                $ 431,849
                                    ---------                                ---------

LIABILITIES AND SHAREHOLDERS'
EQUITY
 Deposits:
   Interest bearing demand          $ 209,482     $     830      0.53%       $ 170,537   $     688     0.54%
   Savings                             41,016            71      0.23%          31,695          88     0.37%
   Time                                75,193           944      1.67%          78,969       1,131     1.91%
                                    ---------     ---------                  ---------   ---------
                                      325,691         1,845       .76%         281,201       1,907      .90%
                                    ---------     ---------                  ---------   ---------

   Short-term debt                          0             1      0.00%           1,000          10     1.33%
   Long-term debt                      21,422           662      4.12%          10,000         411     5.48%
                                    ---------     ---------                  ---------   ---------
                                       21,422           663                     11,000         421
                                    ---------     ---------                  ---------   ---------

TOTAL INTEREST BEARING
  LIABILITIES                         347,113     $   2,508       .96%         292,201   $   2,328     1.06%
                                    ---------     ---------                  ---------   ---------

 Noninterest bearing DDA              114,304                                   99,073
 Accrued interest payable
   and other liabilities                4,323                                    3,749
 Shareholders' equity                  40,278                                   36,826
                                    ---------                                ---------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY               $ 506,018                                $ 431,849
                                    =========                                =========

NET INTEREST INCOME                               $  16,805                                $  14,257
                                                  =========                                =========

NET INTEREST INCOME TO
 AVERAGE EARNING ASSETS
(Net Interest Margin (4))                              4.98%                                   4.94%

(1) Average loans would include nonaccrual loans. The Company had no nonaccrual loans during 2004 or 2003.

(2) Loan interest income includes loan fee income of $814 and $811 for the nine months ended September 30, 2004 and September 30, 2003, respectfully.

(3) Average yields shown are on a taxable-equivalent basis. On a non-taxable basis, 2004 interest income on tax exempt securities was $409 with an average yield of 3.82%; in 2003, on a non-taxable basis, interest income on tax exempt securities was $473 with an average yield of 3.96%.

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

Net interest income before the provision for loan losses on a taxable-equivalent basis for the three months ended September 30, 2004 and September 30, 2003 was $5,898,000 and $4,946,000, respectively. These results equate to a 19% increase in net interest income for the third quarter of 2004 compared to the third quarter of 2003. Loan fee income, which is included in interest income from loans, was $237,000 for the three months ended September 30, 2004, compared with $273,000 for the three months ended September 30, 2003. Net interest income before the provision for loan losses on a taxable-equivalent basis for the nine months ended September 30, 2004 and September 30, 2003 was $16,805,000 and
$14,257,000, respectively. These results equate to an 18% increase in net interest income for the first nine months of 2004 compared to the same period of 2003. Loan fee income, which is included in interest income from loans, was $814,000 for the nine months ended September 30, 2004, compared with $811,000 for the nine months ended September 30, 2003.

Taxable-equivalent interest income increased $1,232,000 or 22% in the third quarter of 2004 compared with the same period of 2003. The net increase of $1,232,000 was attributable to an increase in the volume of earning assets
accounting  for  $1,227,000  of  this  increase,   and  an  increase  of  $5,000
attributable to higher rates. Interest paid on interest-bearing liabilities increased $280,000 or 12% in the third quarter of 2004 compared with the third quarter of 2003. The increase of $280,000 was attributable to an increase in the volume of deposits and other borrowings accounting for $304,000 of this increase, offset by a decrease of $24,000 attributable to lower rates.

Taxable-equivalent interest income increased $2,728,000 or 16% in the first nine months of 2004 compared with the same period of 2003. The net increase of $2,728,000 was attributable to an increase in the volume of earning assets accounting for $3,507,000 of this increase, offset by a decrease of $779,000 attributable to lower rates. Interest paid on interest-bearing liabilities increased $180,000 in the first nine months of 2004 compared with the same period of 2003. Although increases in the volume of deposits and other borrowings account for an increase of $588,000 it was offset by a decrease of $408,000 attributable to lower rates.

The average balance of earning assets for the nine month period increased $64,330,000 or 17% when compared with September 30, 2003 and the average balance of interest-bearing liabilities increased $54,912,000 or 19% compared with the same period in 2003. Management does not expect a material change in the Company's net interest margin during the next twelve months as the result of a modest increase or decrease in general interest rates.

The following table sets forth a summary of the changes in interest earned and interest paid for the three months ended September 30, 2004 over the same period of 2003 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

                                                                          (In 000's)
                                                                        2004 Over 2003
                                                         Volume                  Rate                Total
                                                -----------------------------------------------------------
Increase (Decrease) in Interest and Fee Income

   Time deposits with other
    Financial institutions                               $    0                 $   0               $    0
   Investment securities:
     Taxable                                                 97                   226                  323
     Non-taxable (1)                                       (103)                   (1)                (104)
   Federal funds sold                                        (5)                    6                    1
   Loans                                                  1,238                  (226)               1,012
                                                -----------------------------------------------------------
   Total interest and fee income                          1,227                     5                1,232
                                                -----------------------------------------------------------

Increase (Decrease) in Interest Expense

   Deposits:
     Interest bearing
     Transaction accounts                                    34                    61                   95
     Savings                                                  5                     5                   10
     Time deposits                                           22                     0                   22
                                                -----------------------------------------------------------
   Total deposits                                            61                    66                  127

   Short-term borrowings                                     (2)                    0                   (2)
   Long-term debt                                           245                   (90)                 155
                                                -----------------------------------------------------------
   Total Interest Expense                                   304                   (24)                 280
                                                -----------------------------------------------------------
   Net Interest Income                                   $  923                 $  29               $  952
                                                ===========================================================

(1) The interest earned is taxable-equivalent.

The following table sets forth a summary of the changes in interest earned and interest paid for the nine months ended September 30, 2004 over the same period of 2003 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

                                                                        (In 000's)
                                                                      2004 Over 2003
                                                         Volume                  Rate                Total
                                                -----------------------------------------------------------
Increase (Decrease) in Interest and Fee Income

   Time deposits with other
    Financial institutions                               $    0               $    0               $    0
   Investment securities:
     Taxable                                               (122)                 240                  118
     Non-taxable (1)                                        (68)                 (39)                (107)
   Federal funds sold                                       (15)                  (3)                 (18)
   Loans                                                  3,712                 (977)               2,735
                                                -----------------------------------------------------------
   Total interest and fee income                          3,507                 (779)               2,728
                                                -----------------------------------------------------------

Increase (Decrease) in Interest Expense

   Deposits:
     Interest bearing
     Transaction accounts                                   157                  (15)                  142
     Savings                                                 26                  (43)                  (17)
     Time deposits                                          (54)                (133)                 (187)
                                                -----------------------------------------------------------
   Total deposits                                           129                  (191)                 (62)

   Short-term borrowings                                    (10)                   1                    (9)
   Long-term debt                                           469                 (218)                  251
                                                -----------------------------------------------------------
   Total Interest Expense                                   588                 (408)                  180
                                                -----------------------------------------------------------
   Net Interest Income                                   $2,919                ($371)               $2,548
                                                ===========================================================

(2) The interest earned is taxable-equivalent.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------
The Company maintains an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by the provision for loan losses and reduced by net charge offs. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically. As adjustments become necessary, they are reported in earnings during the periods they become known. The Company conducts credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience and other factors in determining the adequacy of the allowance balance. This evaluation establishes a specific allowance for all classified loans over $100,000 and establishes percentage allowance requirements for all other loans, according to the classification as determined by the Company's internal grading system. As of September 30, 2004 the allowance for loan losses of $4,040,000 represented 1.12% of loans outstanding. As of September 30, 2003, the allowance represented 1.23% of loans outstanding. During the three months ended September 30, 2004 $180,000 was charged to expense for the loan loss provision, compared with $45,000 for the same period in 2003. During the nine months ended September 30, 2004
$540,000 was charged to expense for the loan loss provision, compared with $135,000 for the same period in 2003. The increase in the expense for the loan loss provision was to provide for growth in the overall loan portfolio. There were net charge-offs of $24,000 during the first nine months of 2004 compared with $4,000 of net charge-offs during the first nine months of 2003.

The following table summarizes changes in the allowance for loan losses:

                                                                            (In 000's)
                                                                     For the Nine months ended
                                                                   September 30,      September 30,
                                                                       2004              2003
                                                                      ------            ------
Balance, beginning of period                                          $3,524            $3,290
Provision for loan losses                                                540               135
Loans charged off                                                      (109)              (11)
Recoveries of loans previously charged off                                85                 7
                                                                      ------            ------
Balance, end of period                                                $4,040            $3,421
                                                                      ======            ======

Allowance  for loan  losses  to  total  outstanding loans              1.12%             1.23%

There were no loans on non-accrual status as of September 30, 2004, September 30, 2003 or December 31, 2003. There were no loans 90 days or more past due and still accruing interest or restructured loans at September 30, 2004, September 30, 2003 or December 31, 2003.

NON-INTEREST INCOME
-------------------
Non-interest income, other than gains on the sale of securities, was $986,000 for the three months ended September 30, 2004 compared with $848,000 for the same period in 2003, a 16% increase. Non-interest income, excluding gains on the sale of securities, was $2,967,000 for the nine months ended September 30, 2004 compared with $2,285,000 for the same period in 2003, a 30% increase. Non-interest income primarily consists of service charges and other fees related to deposit accounts. The increase in non-interest income resulted primarily from an increase in the number of deposit accounts, transaction volumes and directly related service charges. Service charges on deposit accounts increased proportionately more than the increase in deposit balances because of improved collection efforts and implementation of an overdraft privilege program that commenced in the fourth quarter of 2003.

GAINS ON SECURITIES
-------------------
Net gains of $262,000 for the nine months ended September 30, 2004 resulted from the sale of several available-for-sale securities. There were no gains during the three months ended September 30, 2004. Net gains of $207,000 and $637,000 for the three and nine months ended September 30, 2003, respectively, also resulted from the sale of several available-for-sale securities.

NON-INTEREST EXPENSE
--------------------
Non-interest expense for the three months ended September 30, 2004 and September 30, 2003 were $4,667,000 and $4,267,000, respectively, a 9% increase.
Non-interest expense for the nine months ended September 30, 2004 and September 30, 2003 were $13,835,000 and $12,593,000, respectively, a 10% increase.
Salaries and employee benefits expense for the three months ended September 30, 2004 and 2003 were $2,566,000 and $2,338,000, respectively, a 10% increase.
Salaries and employee benefits expense for the nine months ended September 30, 2004 and 2003 were $7,633,000 and $6,896,000, respectively, an 11% increase. The increase in 2004 resulted from increased salaries paid to Company officers and employees, and an increase of approximately eleven full-time equivalent (FTE) employees from 154 at September 30, 2003 to 165 at September 30, 2004. The increases in FTE were related to increasing sales activity and staffing new offices. Occupancy expense for the three months ended September 30, 2004 and 2003 were $369,000 and $356,000, respectively, a 4% increase. Occupancy expense for the nine months ended September 30, 2004 and 2003 were $1,080,000 and $931,000, respectively, representing a 16% increase. The increase in 2004 is attributable to opening a branch and renting locations for Executive and Administration offices in March 2003 and opening our 10th branch in the third quarter of 2004. Equipment expense for the three months ended September 30, 2004 and 2003 were $502,000 and $485,000, respectively, representing an increase of 4%. Equipment expense for the nine months ended September 30, 2004 and 2003 were $1,509,000 and $1,230,000, respectively, an increase of 23%. The primary reason for the increase in equipment expense in 2004 compared with 2003 was the reversal of expenses accrued during the pendency of a lawsuit. The suit was settled on September 17, 2003. Other expenses for the three months ended September 30, 2004 and September 30, 2003 were $1,230,000 and $1,088,000, respectively, a 13% increase. Other expenses for the nine months ended September 30, 2004 and September 30, 2003 were $3,613,000 and $3,536,000, respectively, a
2% increase. The increase in other expense in 2004 compared with 2003 was primarily in marketing and education expenses. Offseting these increases, was a reduction in legal fees since there has been no litigation expenses in 2004. Legal fees were $63,000 and $120,000 for three and nine months ended September 30, 2004, respectively. This compares with $214,000 and $521,000, respectively, for the same period in 2003.

INCOME TAXES
------------
The Company reported a provision for income tax for the three months ended September 30, 2004 and 2003 of $750,000 and $452,000, respectively. The Company reported a provision for income tax for the nine months ended September 30, 2004 and 2003 of $2,034,000 and $1,204,000, respectively. Both the 2004 and 2003 provisions reflect tax accruals at statutory rates for federal income taxes, adjusted primarily for the effect of the Company's investments in tax-exempt municipal securities, bank owned life insurance policies and state taxes. Comparison with the first nine months of 2003 were impacted by the real estate investment trust ("REIT") state tax benefits which were reflected in net income in the first three quarters of 2003 and were reversed in the fourth quarter of 2003.

BALANCE SHEET
-------------
Total assets as of September 30, 2004 were $552,499,000 compared with $451,316,000 as of September 30, 2003, and $459,482,000 at December 30, 2003
equating to a 22% increase during the twelve months ended September 30, 2004, and a 20% increase for the nine months ended September 30, 2003. Total deposits as of September 30, 2004 were $476,792,000 compared with $399,421,000 as of September 30, 2003, and $406,445,000 at December 30, 2003 representing a 19% increase during the twelve months then ended, and a 17% increase for the nine months ended September 30, 2004. Gross loans outstanding as of September 30, 2004 were $358,443,000 compared with $277,912,000 as of September 30, 2003, and
$306,663,000 at December 30, 2003 equating to a 29% increase during the twelve months then ended and a 17% increase for the nine months ended September 30, 2004.

LOANS HELD FOR SALE
-------------------
The  Company  had   $20,232,000,   $10,786,000   and   $3,095,000  in  purchased
participations in mortgage loans as of September 30, 2004, September 30, 2003 and December 31, 2003, respectively. Loans originated or purchased and considered held for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. There were no gains or losses recognized during 2003 or 2004.

SUBORDINATED DEBENTURES
-----------------------
During September 2002, the Company formed North Bay Statutory Trust I (Trust), a Connecticut statutory business trust, for the purpose of issuing guaranteed undivided beneficial interests in junior subordinated debentures (trust preferred securities). During September 2002, the Trust issued $10 million in floating rate Cumulative Trust Preferred Securities (Securities). The Securities bear interest at a rate of Libor plus 3.45% and had an initial interest rate of 5.34%; as of September 30, 2004 the interest rate was 5.40%; the Securities will mature on September 26, 2032, but earlier redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules.

As previously discussed the Company de-consolidated the Trust as of March 31, 2004. As a result, the junior subordinated debentures issued by the Company to the Trust, totaling $10,310,000 are reflected on the Company's consolidated balance sheet, under the caption Subordinated Debentures. The Company also recognized its $310,000 investment in the Trust, which is recorded in Investment in Subsidiary. The Trust has no independent assets or operations and exists for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of subordinated debentures issued by the Company.

The Securities, the subordinated debenture issued by the Trust is redeemable in whole or in part on or after September 26, 2007, or at any time in whole, but not in part, upon the occurrence of certain events. The Securities are included in Tier 1 capital for regulatory capital adequacy determination purposes, subject to certain limitations. The Company fully and unconditionally guarantees the obligations of the Trust with respect to the issuance of the Securities.

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

BORROWINGS
----------
Total borrowings were $19 million at September 30, 2004. There were no borrowings at September 30, 2003. The following table summarizes the borrowings:

                   Fixed Rate Borrowings at September 30, 2004
                                  ($ in 000's)
                                                           Amount       Maturity Date       Interest Rate
                                                           ------       -------------       -------------
Federal Home Loan Bank Advance                            $ 5,000         4-17-2006             2.24%
Federal Home Loan Bank Advance                              5,000         4-16-2007             2.83%
Federal Home Loan Bank Advance                              9,000         4-14-2008             3.23%
                                                          -------
Total                                                     $19,000
Weighted average interest rate                                                                  2.86%


LIQUIDITY AND CAPITAL ADEQUACY
------------------------------
The Company's liquidity is determined by the level of assets (such as cash, Federal Funds, and investment in unpledged marketable securities) that are readily convertible to cash to meet customer withdrawals and borrowings. Management reviews the Company's liquidity position on a regular basis to ensure that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Company has a comprehensive Asset/Liability Management and Liquidity Policy, which it uses to determine adequate liquidity. As of September 30, 2004 liquid assets were 28% of total assets, compared with 32% as of September 30, 2003.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) established ratios used to determine whether a Company is "Well Capitalized," "Adequately Capitalized," "Undercapitalized," "Significantly Undercapitalized," or "Critically Undercapitalized." A Well Capitalized Company has risk-based capital of at least 10%, tier 1 risked-based capital of at least 6%, and a leverage ratio of at least 5%. As of September 30, 2004, the Company's risk-based capital ratio was 12.54%. The Company's tier 1 risk-based capital ratio and leverage ratio were 11.64% and 9.71%, respectively.

As the following table indicates, the Company and the Banks currently exceeds the regulatory capital minimum requirements. The Company and the Banks are considered "Well Capitalized" according to regulatory guidelines.

                                                                                      To Be Well Capitalized
                                                                 For Capital          Under Prompt Corrective
                                      Actual                  Adequacy Purposes         Action Provisions
                                -------------------         --------------------      ----------------------

                                                                 (In 000's)
                                                             Minimum regulatory         Minimum regulatory
                                                                requirement                requirement
                                Amount        Ratio         Amount        Ratio        Amount        Ratio
                                -------       -----         -------       -----       -------        -----
As of September 30, 2004:
Total Capital (to Risk
   Weighted Assets)
      Consolidated              $56,432       12.54%        $36,005       8.00%       $45,006        10.00%
      The Vintage Bank           39,239       11.30%         27,770       8.00%        34,713        10.00%
      Solano Bank                10,107       10.05%          8,045       8.00%        10,056        10.00%
Tier I Capital (to Risk
   Weighted Assets)
      Consolidated               52,392       11.64%         18,002       4.00%        27,004         6.00%
      The Vintage Bank           36,112       10.40%         13,885       4.00%        20,828         6.00%
      Solano Bank                 9,194        9.14%          4,023       4.00%         6,034         6.00%
Tier I Capital (to
   Average Assets)
      Consolidated               52,392        9.71%         21,583       4.00%        26,979         5.00%
      The Vintage Bank           36,112        8.56%         16,871       4.00%        21,088         5.00%
       Solano Bank                9,194        8.45%          4,351       4.00%         5,439         5.00%

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

Utilizing the simulation model to measure interest rate risk at September 30, 2004 and December 31, 2003 the Company is within the established exposure of a 4% change in "return on equity" tolerance limit set by the Company's risk policy. There were no significant changes in interest rate risk from the annual report on form 10-K for December 31, 2003.

                                     Item 4.

                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation as of September 30, 2004, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls:

There were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART 2
                                OTHER INFORMATION



OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to the business of the Company, there are no material pending legal proceedings, except as follow:

On March 8, 2004, in connection with the termination of her employment by North Bay, Jennifer Rose, a former employee of North Bay filed a suit in Napa County Superior Court (Case No. 26-24645) entitled Rose v. North Bay Bancorp. The complaint alleges causes of action for negligent misrepresentation; wrongful termination; violations of the California Labor Code; breach of contract; discrimination, based on association and gender; and negligent infliction of emotional distress, and requests unspecified compensatory and punitive damages, double recovery under certain California statutory provisions, costs, and attorneys' fees.

North Bay denies all allegations and has filed a motion for summary judgment against all claims against it, which is scheduled to be heard on January 7, 2005, the date of a mandatory settlement conference. Trial is scheduled for February 15, 2005.

Although North Bay intends to aggressively defend this action, at this point in the proceedings, no assurance can given as to the possible outcome, or the amount of damages, if any, that could be assessed against North Bay in the event of an unfavorable outcome.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

In a letter to the Federal Reserve Bank of San Francisco dated October 12, 2004, North Bay suspended its financial holding company status and will operate instead as a bank holding company. The change in status will not affect any non-financial subsidiaries or activities currently being conducted by North Bay, although it will mean that, future acquisitions or expansions of non-financial activities may require prior Federal Reserve Board approval and will be limited to those that are permissible for bank holding companies.

ITEM 6.   EXHIBITS

An index of exhibits begins on page 22.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NORTH BAY BANCORP
                                            A California Corporation


Date: November 12, 2004                     BY:    /s/ Terry L. Robinson
                                               ---------------------------------
                                                   Terry L. Robinson
                                                   President & CEO
                                                   Principal Executive Officer


Date: November 12, 2004                     BY:  /s/ Lee-Ann Cimino
                                               ---------------------------------
                                                  Lee-Ann Cimino
                                                  Senior Vice President
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