Form 10-K
NORTH BAY BANCORP/CA
filed 2005-03-31
CIK 1102595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR the fiscal year ended December 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of Common Stock held by non-affiliates of North Bay Bancorp as of June 30, 2004: $65,982,049.

State the number of shares of the North Bay Bancorp's Common Stock outstanding as of March 18, 2005: 3,698,925

Documents Incorporated by Reference:
2004 Annual Report to Stockholders.                  Part II, Items 6 and 7 and
                                                     Part III, Item 13

Proxy Statement for 2005 Annual Meeting              Part III, Items 9, 10,
of Shareholders to be filed pursuant to              11 and 12
Regulation 14A.

                                                          TABLE OF CONTENTS
PART I
Item 1 - Business                                                                                                                  3
Item 2 - Properties                                                                                                               19
Item 3 - Legal Proceedings                                                                                                        22
Item 4 - Submission of Matters to a Vote of Security Holders                                                                      22

PART II
Item 5 - Market for the Company's Common Stock and Related Security Holder Matters                                                23
Item 6 - Selected Financial Data                                                                                                  24
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations                                    24
Item 7A - Quantitative and Qualitative Disclosure about Market Risk                                                               24
Item 8 - Financial Statements and Supplementary Data                                                                              24
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                                     24
Item 9A - Controls and Procedures                                                                                                 24
Item 9B - Other Information                                                                                                       25

PART III
Item 10 - Directors, Executive Officers, Promoters and Control Persons Compliance
          with Section 16(a) of the Exchange Act                                                                                  26
Item 11 - Executive Compensation                                                                                                  26
Item 12 - Security Ownership of Certain Beneficial Owners and Management                                                          26
Item 13 - Certain Relationships and Related Transactions                                                                          26
Item 14 - Principal Accountant Fees and Services                                                                                  26

PART IV
Item 16 - Exhibits                                                                                                                27

                           FORWARD LOOKING STATEMENTS
                           --------------------------

In addition to the historical information, this Annual Report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "Safe Harbor" created by those Sections. The reader of this Annual Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, and fee and other noninterest income earned; (ii) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues; (iii) enactment of adverse government regulation; (iv) adverse conditions and volatility, including as a result of recent economic uncertainty created by the September 11, 2001 terrorists attacks on the World Trade Center and the Pentagon, the United States' war on terrorism, the war in Iraq, in the stock market, the public debt market and other capital markets and the impact of such conditions on the Company; (v) continued changes in the interest rate environment may reduce interest margins and adversely impact net interest income; (vi) the ability to satisfy the requirements of the Sarbanes-Oxley Act and other regulations governing internal controls; (vii) as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

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


                                     PART I

Item 1 - Business

North Bay Bancorp
-----------------

General
-------

North Bay Bancorp (Bancorp), headquartered in Napa, California, is a California corporation incorporated in 1999. During 2004, Bancorp was the Holding Company for The Vintage Bank and Solano Bank (Banks) and North Bay Statutory Trust I, which are wholly owned subsidiaries, collectively (the Company). North Bay Statutory Trust I was formed in June 2002 for the purpose of issuing trust preferred securities. Bancorp is a registered financial holding company under the Bank Holding Company Act of 1956, as amended, and is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System. At present, Bancorp does not engage in any material business activities other than the ownership of the Banks. In January 2005, North Bay consolidated its subsidiary banks merging Solano Bank into The Vintage Bank to simplify the Company's corporate structure.


The Vintage Bank
----------------

General
-------

The Vintage Bank is a California corporation organized as a state chartered bank in 1984. The Vintage Bank engages in commercial banking business in Napa County from its main banking office located at 1500 Soscol Avenue in Napa, California. The Vintage Bank established a Real Estate Investment Trust (REIT) subsidiary in February 2003. The Vintage Bank has five other banking offices; one located at 3271 Browns Valley Road, Napa, California, one at 3626 Bel Aire Plaza, Napa, California, one located at 1065 Main Street, St. Helena, California, one at 1190 Airport Road, Napa, California and a new location at 3417 Broadway Suite J-2, American Canyon, California. Automated teller machines are located at all offices and at Ranch Market Too in Yountville, providing 24-hour service. The Vintage Bank is a member of the STAR, VISA and PLUS ATM networks, providing customers with access to Point of Sale and ATM service worldwide. The Vintage

Bank offers its customers Internet banking services; this service supports account inquiries, transfers between accounts, and automatic reconciliation and bill payment services. The Vintage Bank is a member of the Federal Reserve System. The deposits of each depositor of The Vintage Bank are insured by the Federal Deposit Insurance Corporation up to the maximum allowed by law.

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

Solano Bank
-----------

General
-------

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

In January, 2005 Solano Bank merged with and into The Vintage Bank


Website Access to Reports
-------------------------

The Company maintains the following websites, www.northbaybancorp.com, www.vintagebank.com and www.solanobank.com. The Company makes available, free of charge, on its www.northbaybancorp.com website the annual report on Form 10-K, the quarterly reports on Form 10-Q and current reports on Form 8-K as soon as reasonably practical after we file such reports with the Securities & Exchange Commission. The Banks websites have an investor relations page that hyperlinks to the Bancorp website.

Consolidated Lending Activities
-------------------------------

The Banks concentrate their lending activities in commercial, installment, construction, and real estate loans made primarily to businesses and individuals located in Napa and Solano Counties. At December 31, 2004, total loans outstanding were $377,765,000 resulting in a loan-to-deposit ratio of 78.0%. At December 31, 2003, total loans outstanding were $306,663,000 resulting in a loan-to-deposit ratio of 75.5%.

As of December 31, 2004, The Vintage Bank's loan limits to individual customers were $6,163,000 for unsecured loans and $16,435,000 for unsecured and secured loans combined. Solano Bank loan limits to individual customers were $1,797,000 for unsecured loans and $4,791,000 for unsecured and secured loans combined. As of December 31, 2003, The Vintage Bank's lending limits were $4,716,000 for unsecured loans and $12,577,000 for unsecured and secured loans combined. Solano Bank lending limits were $1,108,000 for unsecured loans and $2,954,000 for unsecured and secured loans combined. For customers desiring loans in excess of the Bank's lending limits, the Banks may loan on a participation basis with another bank taking the amount of the loan in excess of Banks' lending limits.

At  December  31,  2004,  the  Banks'  commercial  loans   outstanding   totaled
$67,068,000  (17.8% of total  loans),  commercial  loans  secured by real estate totaled $26,447,000 (7.0% of total loans), construction loans totaled $27,595,000 (7.3% of total loans), real estate loans totaled $220,316,000 (58.3%
of total loans), and installment loans totaled $36,339,000 (9.62% of total loans). At December 31, 2003, commercial loans outstanding totaled $45,991,000 (15.0% of total loans), commercial loans secured by real estate totaled $33,519,000 (10.9% of total loans), construction loans totaled $35,205,000 (11.5% of total loans), real estate loans totaled $163,088,000 (53.2% of total loans) and installment loans totaled $28,860,000 (9.4% of total loans). At December 31, 2002, commercial loans outstanding totaled $46,061,000 (19.4% of total loans), commercial loans secured by real estate totaled $16,991,000 (7.2% of total loans), construction loans totaled $19,306,000 (8.1% of the total loans), real estate loans totaled $131,167,000 (55.2% of total loans), and installment loans totaled $24,102,000 (10.1% of total loans).

As of December 31, 2004, the total of undisbursed loans and similar commitments was $109,275,000 as contrasted with $88,092,000 as of December 31, 2003 and $84,564,000 as of December 31, 2002. The Banks expect all but approximately $2,791,000 of their undisbursed loans and similar commitments to be exercised during 2005. The Banks take real estate, listed securities, savings and time deposits, automobiles, machinery and equipment, inventory and accounts receivable as collateral for loans.

The interest rates charged for the various loans made by the Banks vary with the degree of risk and the size and maturity of the loans involved and are generally affected by competition and by current money market rates.

Commercial Loans
The Banks make commercial loans primarily to professionals, individuals and businesses in the Counties of Napa and Solano. The Banks offer a variety of commercial lending products, including revolving lines of credit, working capital loans, equipment financing and issuance of letters of credit. Typically, lines of credit have a floating rate of interest based on the Banks' Base Rate and are for a term of one year or less. Working capital and equipment loans have a floating or a fixed rate typically with a term of five years or less. Approximately 55% of the Banks' commercial loans are unsecured or secured by personal property and, therefore, represent a higher risk of ultimate loss than loans secured by real estate. However, as a result of the lending policies and procedures implemented by the Company, management believes it has adequate commercial loan underwriting and review procedures in place to manage the risks inherent in commercial lending. In addition, commercial loans not secured by real estate typically require higher quality credit characteristics to meet underwriting requirements. The remaining 45% of the Banks' commercial loans are secured by real estate.

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

Lending Policies and Procedures
The Banks' lending policies and procedures are established by senior management of the Company and are approved by the Boards of Directors of the Bancorp, and the Banks. The Boards of Directors have established internal procedures, which limit loan approval authority of the Banks' loan officers. The Board of Directors of each bank has delegated lending authority to executive officers who in turn have delegated lending authority to selected loan officers.

The Directors' Loan Committee of Bank must approve all new loans and loan renewals in excess of specified amounts (excluding savings secured, which is unlimited in amount). As of December 31, 2004 for The Vintage Bank this included any loan in excess of $6,000,000 if secured and $3,000,000 if unsecured.

As of December 31, 2004 for Solano Bank this included any loan in excess of $2,000,000 if secured and $1,000,000 if unsecured.

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

Consolidated Deposits
---------------------

Napa County and "south-central" Solano County currently constitutes the Company's primary service areas and most of the Banks' deposits are attracted from these areas. No material portion of the Banks' deposits have been obtained from a single person or a few persons, the loss of any one or more of which would have a material adverse effect on the business of the Banks. Total deposits as of December 31, 2004 were $484,493,000. Total deposits as of December 31, 2003 were $406,445,000. The Banks offer courier service in both Napa County and Solano County.

Business Hours
--------------

In order to attract loan and deposit business, the Banks maintain lobby hours at their Main Offices between 9:00 a.m. and 5:00 p.m. Monday through Thursday, between 9:00 a.m. and 6:00 p.m. on Friday, and between 9:00 a.m. and 1:00 p.m. on Saturday. Drive-up hours are between 8:00 a.m. and 6:00 p.m. Monday through Friday, and between 9:00 a.m. and 1:00 p.m. on Saturday at The Vintage Bank's Main Office. All branch offices are open between 9:00 a.m. and 5:00 p.m. Monday through Thursday, between 9:00 a.m. and 6:00 p.m. on Friday. All branch offices, with the exception of St. Helena, Gateway and Fairfield, are open between 9:00 a.m. and 1:00 p.m. on Saturday.

Employees
---------

At December 31, 2004, the Company employed one hundred seventy-two (172) persons, thirty-four (34) of whom are part-time employees, including six (6) executive officers and forty-three (43) other officers. At December 31, 2003 the Company employed one hundred seventy-two (172) persons, forty-six (46) of whom were part-time employees, including six (6) executive officers and forty-two
(42) other officers. At December 31, 2002, the Company employed one hundred fifty-eight (158) persons, twenty-one (21) of whom were part-time employees, including seven (7) executive officers and thirty-eight (38) other officers. None of the Company's employees are presently represented by a union or covered under a collective bargaining agreement. Management of the Company believes its employee relations are excellent.

Composition of Loans
--------------------

                                 LOAN PORTFOLIO

The following table shows the composition of loans as of December 31, 2004, 2003, 2002, 2001 and 2000.

                                                                                         (In 000's)
                                                          2004             2003             2002             2001             2000
                                                        --------         --------         --------         --------         --------
Commercial Loans                                        $ 67,068         $ 45,991         $ 46,061         $ 29,730         $ 28,600
Commercial Loans Secured by Real Estate                   26,447           33,519           16,991            7,930            5,115
Installment Loans                                         36,339           28,860           24,102           20,301           23,432
Real Estate Loans                                        220,316          163,088          131,167          106,851           86,886
Construction Loans                                        27,595           35,205           19,306           21,453            8,243
                                                        --------         --------         --------         --------         --------
                                                         377,765          306,663          237,627          186,265          152,276
Less - Allowance  for
 Loan Losses                                               4,136            3,524            3,290            2,717            2,268
                                                        --------         --------         --------         --------         --------

                                                        $373,629         $303,139         $234,337         $183,548         $150,008
                                                        ========         ========         ========         ========         ========

The following table shows maturity distribution of loans and sensitivity in interest rates as of December 31, 2004.

                                                                                           (In 000's)
                                                                                  AFTER ONE
                                                            IN ONE YEAR            THROUGH              AFTER
                                                              OR LESS             FIVE YEARS          FIVE YEARS             TOTAL
                                                             -----------------------------------------------------------------------
Commercial (Including Real Estate Secured)                   $ 33,210             $ 46,863             $ 13,442             $ 93,515
Installment                                                    33,416                1,988                  935               36,339
Real Estate                                                    29,310              147,808               43,197              220,315
Construction                                                   16,767                9,096                1,733               27,596
                                                             --------             --------             --------             --------
                                                             $112,703             $205,755             $ 59,307             $377,765
                                                             ========             ========             ========             ========

The following table shows maturity sensitivity to changes in interest rates as of December 31, 2004.

                                                                                               (In 000's)
                                                                                     AFTER ONE
                                                                   IN ONE YEAR        THROUGH             AFTER
                                                                    OR LESS          FIVE YEARS         FIVE YEARS           TOTAL
                                                                   -----------------------------------------------------------------
Loans With Fixed Interest Rates                                    $  4,773           $ 40,382           $ 38,620           $ 83,775
Loans With Floating Interest Rates                                  107,930            165,373             20,687            293,990
                                                                   --------           --------           --------           --------
                                                                   $112,703           $205,755           $ 59,307           $377,765
                                                                   ========           ========           ========           ========

Nonaccrual Past Due and Restructured Loans
------------------------------------------

There were no nonaccrual loans as of December 31, 2004, 2003, 2002, 2001 or 2000. The Company held no OREO as December 31, 2004, 2003, 2002, 2001 or 2000. There were no loans accruing interest 90 days past due as of December 31, 2004, 2003, 2002, 2001, or 2000. There are no loans upon which principal and interest payments were 90 days past due at December 31, 2004 and with respect to which serious doubt existed as to the ability of the borrower to comply with the present loan payment terms. There were no restructured loans at December 31,

2004. See the Company's "Management Discussion and Analysis" for policies as it relates to nonaccrual loans.

The table summarizing the allocation of the allowance for loan losses between loan types at December 31, 2004, 2003, 2002, 2001 and 2000 is included in the Management's Discussion and Analysis in the 2004 Annual Report.

Summary of Loan Loss Experience
-------------------------------

A table providing a summary of the Banks' loan loss experience as of December 31, 2004, 2003, 2002, 2001 and 2000 is included in the Management's Discussion and Analysis in the 2004 Annual Report.


Time Deposits
-------------

The following table sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2004, 2003 and 2002.

                                                                                      (In 000's)
                                                            2004                         2003                        2002
                                                   ----------------------       ----------------------       ----------------------
3 months or less                                   $18,557          42.6%       $17,584          49.8%       $24,661          62.5%

Over 3 months through 6 months                       8,624          19.8%         6,122          17.4%         6,182          15.7%

Over 6 months through 12 months                      4,793          11.0%         3,822          10.8%         3,887           9.9%

Over 12 months                                      11,620          26.6%         7,762          22.0%         4,695          11.9%
                                                   -------         -----        -------         -----        -------         -----
                                                   $43,594         100.0%       $35,290         100.0%       $39,425         100.0%
                                                   =======         =====        =======         =====        =======         =====

Subordinated Debentures
-----------------------

On June 26, 2002, the Company formed North Bay Statutory Trust I (Trust), a Connecticut statutory business trust, for the purpose of issuing guaranteed undivided beneficial interests in junior subordinated debentures (trust preferred securities). During June 2002, the Trust issued $10 million in floating rate Cumulative Trust Preferred Securities (Securities). The Securities bear interest at a rate of Libor plus 3.45% and had an initial interest rate of 5.34%; as of December 31, 2004 the interest rate was 6.00%; the Securities will mature on June 26, 2032, but earlier redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules.

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

The Securities, the subordinated debenture issued by the Trust is redeemable in whole or in part on or after June 26, 2007, or at any time in whole, but not in part, upon the occurrence of certain events. The Securities are included in Tier 1 capital for regulatory capital adequacy determination purposes, up to 25% of Tier 1 Capital. The Company fully and unconditionally guarantees the obligations of the Trust with respect to the issuance of the Securities.

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

Off Balance Sheet Arrangement
-----------------------------

The Company does not have off-balance sheet arrangements, as defined by Regulation S-K. The Company does have loan commitments and letters of credit. For additional information please see footnote eight to the Consolidated Financial Statements included in the Bancorp's 2004 Annual Report to Shareholder which information is incorporated herein by reference.

Borrowings
----------

Total borrowings were $19 million at December 31, 2004. The following table summarizes the borrowings:

                                        Fixed Rate Borrowings
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


There were no short-term borrowings at December 31, 2004 or December 31, 2003. Short-term borrowings consist primarily of federal funds purchased and borrowings from the Federal Home Loan Bank of San Francisco (FHLB). The Banks maintain collateralized lines of credit with the FHLB. Based on the FHLB stock requirements at December 31, 2004, the lines provided for maximum borrowings of approximately $123.3 million; the Company also has available unused lines of credit totaling $17.5 million for Federal funds transactions at December 31, 2004.


Contractual Obligations
-----------------------

The Company has entered into non-cancelable contracts for leased premises, data processing and other service agreements. The Company has no capital leases. The following table summarizes our significant contractual obligation and commitments as of December 31, 2004:

                                                                   (In 000's)
                                                 Less than       One to         Four to
                                      Total       one year     three years     five years        Thereafter
                                     -------       ------        ------           ----            -------
Subordinated debentures              $10,310           $0            $0             $0            $10,310
Operating leases                      3,970           769         1,268            862              1,071
Other obligations                        300          250            50              0                  0
                                     -------       ------        ------           ----            -------
Total                                $14,580       $1,019        $1,318           $862            $11,381
                                     =======       ======        ======           ====            =======

Return on Equity and Assets
---------------------------

The following sets forth key ratios for the periods ending December 31, 2004, 2003 and 2002.

                                              2004          2003          2002
                                            -------       -------       -------
Net Income as a Percentage of
    Average Assets                              .97%         1.00%          .99%
Net Income as a Percentage of
    Average Equity                            12.34%        11.70%        11.36%
Average Equity as a Percentage
    of Average Assets                          7.84%         8.50%         8.75%
Dividends Declared Per Share
    as a Percentage of Net
    Income Per share                          11.27%        11.17%        12.20%


Competition
-----------

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

Supervision And Regulation
--------------------------

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

The Bank Holding Company Act requires Bancorp to obtain the prior approval of the Federal Reserve before acquisition of all or substantially all of the assets of any bank or ownership or control of the voting shares of any bank if, after giving effect to such acquisition, Bancorp would own or control, directly or indirectly, more than 5% of the voting shares of such bank. Amendments to the Bank Holding Company Act expand the circumstances under which a bank holding company may acquire control of all or substantially all of the assets of a bank located outside the State of California.

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

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, the Company and the Banks are required to maintain certain levels of capital. The regulatory capital guidelines as well as the actual capitalization for the Banks and the Company on a consolidated basis as of December 31, 2004 follow:

                                REQUIREMENT
                          -------------------------
                                                        The
                          ADEQUATELY        WELL      Vintage   Solano
                          CAPITALIZED   CAPITALIZED    Bank      Bank    Company
                          -----------   -----------    ----      ----    -------
Total risk-based             8.0%          10.0%      11.57%    10.93%    12.49%
capital ratio
Tier 1 risk-based            4.0%           6.0%      10.67%    10.00%    11.58%
capital ratio
Tier 1 leverage capital      4.0%           5.0%       8.43%     9.31%     9.38%
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

The Community Reinvestment Act ("CRA") is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank's record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance." The Vintage Bank was examined on October 6, 2003 for CRA compliance by their primary regulator and was rated satisfactory. Solano Bank has not been examined for CRA compliance by their primary regulator in the last 12 months.

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

Effective for filings due after August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the Company's chief executive officer and chief financial officer were each required to certify that the Company's Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Company's disclosure and internal controls; they have made certain disclosures to Bancorp's auditors and the audit committee of the Board of Directors about the Company's disclosure and internal controls; and they have included information in the Company's Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Company's disclosure and internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. North Bay will be subject to the requirements with respect to internal control, beginning with its 2005 Annual report on Form 10-K.

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

The California Financial Information Privacy Act, which was enacted in 2003, requires a financial institution to provide specific information to a consumer related to the sharing of that consumer's nonpublic personal information. The Act would allow a consumer to direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and would require that permission from each such consumer be acquired by a financial institution prior to sharing such information. These provisions are much more restrictive than the privacy provisions of the Financial Services Modernization Act.

Congress enacted the FACT Act, ("Fair and Accurate Credit Transaction Act") of 2003, which has the effect of avoiding the sunset preemption provision of the Fair Credit Reporting Act (FCRA) that were due to expire on December 31, 2003. The President signed the FACT Act into law on December 4, 2003. In general, the FACT Act amends the FCRA and, in addition, provides that, when the implementing regulations have been issued and become effective, the FACT Act preempts elements of the California Financial Information Privacy Act. A series of regulations and announcements were promulgated during 2004, including a joint FTC/FRB announcement of effective dates for FCRA amendments, the FTC's "Free Credit Report" rule, revisions to the FTC's FACT Act Rules, the FTC's final rules on identity theft and proof of identity, the FTC's final regulation on consumer information and records disposal, and the FTC's final summaries and notices. On January 24, 2005, the FTC issued a final rule on prescreen notices.

Check 21 Act

The Check Clearing for the 21st Century Act ("Check 21 Act" or "the Act"), enacted in late 2003, became effective on October 28, 2004. The Act creates a new negotiable instrument, called a "substitute check", which banks are required to accept as the legal equivalent of a paper check if it meets the requirements of the Act. The Act is designed to facilitate check truncation, to foster innovation in the check payment system, and to improve the payment system by shortening processing times and reducing the volume of paper checks.

Federal Reserve Board Final Rule on Trust Preferred Securities

On March 1 the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the tier 1 capital of bank holding companies. Trust preferred securities, however, will be subject to stricter quantitative limits. Key components of the final rule are:

o Trust preferred securities, together with other "restricted core capital elements", can be included in a bank holding company's tier 1 capital up to 25% of the sum of core capital elements, including "restricted core capital elements";
o    Restricted core capital elements are defined to include:
     o    qualifying trust preferred securities;
     o    qualifying cumulative perpetual preferred stock (and related surplus);
     o minority interest related to qualifying cumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary; and
     o minority interest related to qualifying common or qualifying perpetual preferred stock issued by a consolidated subsidiary that is neither a U.S. depository institution or foreign bank subsidiary
o The sum of core capital elements will be calculated net of goodwill, less any associated deferred tax liability;
o Internationally active bank holding companies are further limited, and must limit restricted core capital elements to 15% of the sum of core capital elements, including restricted core capital elements, net of goodwill, although they may include qualifying mandatory convertible preferred securities up to the 25% limit;
o A five year transition period for application of quantitative limits, ending March 31, 2009.

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


Item 2 - PROPERTIES

The following describes the properties of the Company:

222 Gateway Rd. West  Napa, Ca.
Effective March 1, 2003 North Bay Bancorp, centralized its administrative offices at the new location - 222 Gateway Rd. West, Napa. This new office eliminated the need for usage of space at the Bel Aire branch and the Soscol - main branch. Managers and staff were relocated to this office which consists of 8,523 square feet. The lease commenced on March 1, 2003, for an initial term of five years with one option to renew for an additional five-year term provided notice is given not less than 3 months but not more than 6 months prior to the expiration of the initial term. Current base rent is $10,738. per month subject to annual adjustments not greater than 3% based upon increases in the Consumer Price Index and Fair Market Value. Common Area Maintenance charges are being estimated and paid monthly of $3,333.and will be adjusted at the end of the first year. By the terms of the lease Bancorp is required to:
     o    Maintain and repair the leased premises.
     o    Maintain comprehensive general liability insurance.
     o Pay its share of real property taxes assessed against the premises, and
     o    Pay for all utilities used.

1100 Texas St.  Fairfield, Ca.
Bancorp leases a building located at 1100 Texas St. Fairfield, Ca. for the use of the Information Services and Technology Division. This building contains approximately 5,700 square feet. The lease term commenced on August 15, 2000, for an initial term of five years and one-half month, with one option to renew for five years provided notice is given not less than ninety days but not more than one hundred eighty days prior to expiration of the initial term. Rent is subject to an annual adjustment on September l of each year based on the consumer price index. January 1, 2003 - August 31, 2003 the base rent was $4,582 per month and on September 1, 2004 it was adjusted to $4,710. per month.

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

1500 Soscol Avenue Napa, Ca. (Main Office)
The Vintage Bank's main office is located in a two-story building at 1500 Soscol Avenue, Napa, California. The real property on which the building is located was acquired by The Vintage Bank in 1988, and construction of the building was completed in 1989. In 1993 an additional 2,500 square feet of previously unoccupied space on the Main Office was remodeled, thereby increasing usable space from approximately 7,500 to 10,000 square feet. The real property and all improvements at the Main Office are owned by The Vintage Bank. In January, 1996 The Vintage Bank purchased approximately 11,000 square feet of land adjacent to the Main Office to facilitate expansion of The Vintage Bank's motor banking facility. The City of Napa has abandoned the street to the North - Randean Way. The Bank and River Terrace Hotel have completed a Joint access agreement to control the street.

3271 Browns Valley Rd. Napa, California
The Vintage Bank leases the premises for its Browns Valley Office, consisting of approximately 2,000 square feet, located at 3271 Browns Valley Road, Napa, California. The lease commenced on October 22, 1990 for a term of five years, with three successive options to renew for five years each. To exercise an option, the lease requires three months prior notice of the bank's intent to renew. The lease was renewed for an additional five years in October 2000. Rent is subject to annual adjustments in accordance with increases in the Consumer Price Index. Effective January 1, 2004, monthly rental was $3,207 per month . By the terms of the lease The Vintage Bank is required to:
     o    Maintain and repair the leased premises.
     o Maintain combined single limit, bodily injury and property damage insurance, and
     o Pay its pro rata share of real property taxes and common area maintenance expenses.

3626 Bel Aire Plaza,  Napa, California
The Vintage Bank leases the premises for its Bel Aire Shopping Center Office, consisting of approximately 5,850 square feet, located at 3626 Bel Aire Plaza, Napa, California. The lease term commenced on January 1, 1997, for a term of ten years, with two successive options to renew for five years each upon at least 180 days' notice. Effective January l, 2004, monthly rental was $8,344 per month. Rent is subject to annual adjustments as set forth in the lease schedule and thereafter in accordance with increases in the Consumer Price Index. CAM charges are currently being paid at a rate of $2,608 per month. By the terms of the lease The Vintage Bank is required to:
     o    Maintain and repair the leased premises.
     o    Pay for all utilities used.
     o    Maintain public liability insurance.
     o    Pay its pro rata share of common area maintenance, and
     o Pay its pro rata share of all real property taxes assessed against the shopping center.

1065 Main St.  St. Helena, California
In January 2001 The Vintage Bank entered into an agreement for the purchase of a building and real property located at 1065 Main Street, St. Helena, California, for the sum of $1,500,000. The purchase of the Main Street property consummated on February 2, 2001. The purchase of the property was not financed. The Vintage Bank completed an extensive remodel of the building in January 2002 at a cost of approximately $965,000.

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

1190 Airport Blvd.  Napa, California
In December 2001 The Vintage Bank entered into a lease for its Gateway branch located at 1190 Airport Boulevard, suite 100. The lease commenced on February 2003, after the majority of construction was completed, for an initial term of ten years with two successive options to renew for ten years each upon at least 120 days' notice. The premises is located in a multi-tenant professional office building consisting of 16,000 square feet, of which The Vintage Bank occupies approximately 5,100 square feet. The branch opened for business March 6, 2003. The Vintage Bank paid for the leasehold improvements to the premises at an approximate cost of $400,000. Current monthly rent is $11,810 per month plus $3,231 monthly for the estimated common area charges. As mentioned above 38.31% of this facility (and related rent expense) is Sub-Leased to North Bay Bancorp for Executive Offices. Rent is subject to annual adjustments in accordance with increases in the Consumer Price Index with a minimum annual increase of 5%. Therefore the rent obligation that applies to the Vintage Bank - Gateway branch is $7,285. plus $1,993. common area maintenance charges for a total of $9,278. By the terms of the lease The Vintage Bank is required to:
     o    Maintain and repair the leased premises.
     o    Pay for all utilities used.
     o    Maintain public liability insurance, and
     o Pay its pro rata share of common area operating expenses, including real property taxes.

The Vintage Bank owns certain leasehold improvements and furniture, fixtures and equipment located at its offices all of which are used in the banking business. In the opinion of management, the properties of The Vintage Bank are adequately covered by insurance.

3417 Broadway Suite J-2, American Canyon, California
The Vintage Bank opened a new location in American Canyon, California, on August l, 2004. American Canyon has been one of the fastest growing cities in California and the bank has chosen to become an active part of this community. The location in Canyon Plaza is very strategic to local businesses. The 2,730 square foot bank location is leased on a 5-year lease with 2- additional 5 year options. The lease rate is $6,142. per month and provides for an annual 4% increase. In addition to base rent, certain operating expenses of the complex will be allocated and these amounts are not known at this time.

The Vintage Bank owns certain leasehold improvements and furniture, fixtures and equipment located at its offices all of which are used in the banking business. In the opinion of management, the properties of the Vintage Bank are adequately covered by insurance.

403 Davis Street, Vacaville, California
Solano Bank's Main office is located in a multi-tenant building at 403 Davis Street, Vacaville, California. On July 23, 2001 Solano Bank consummated the purchase of the building for the sum of $2,200,000. The purchase was not financed. The building contains a total of approximately 22,000 square feet of which Solano Bank occupies approximately 5,000 square feet. Of the remaining 17,000 square feet, BC Stocking, Inc. occupies 10,300 square feet, Rob Wood, a director of Solano Bank, occupies 650 square feet and Chase Manhattan Mortgage Corp., occupies 1,956 square feet. The remaining 4,744 square feet has been remodeled and after s short term lease to SBC Yellow Pages a new 3-year lease with a 3-year additional option has been written with Kappel and Kappel, Realtors.

1395 E. 2nd Street, Benicia, California
Solano Bank leases the premises for its Benicia Office, consisting of approximately 2,000 square feet located at 1395 E. 2nd Street, Benicia, California. The lease commenced December 1, 1999 at an initial monthly rent of $2,980. As of May 1, 2004, monthly rent escalated to $4,353. The initial lease is for a period of five (5) years and four (4) months, with three options to extend for five years each. To exercise the option, the lease requires three months prior notice of the bank's intent to renew. Rent is subject to adjustments with increases in the Consumer Price Index. By the terms of the lease Solano Bank is required to:
     o    Maintain and repair the leased premises.

     o    Pay for all utilities used.
     o    Maintain public liability insurance.
     o    Pay its pro rata share of common area maintenance, and
     o Pay its pro rata share of all real property taxes assessed against the shopping center of which the bank premises are a part of.

976-A Admiral Callaghan Lane, Vallejo, California
Solano Bank leases the premises for its Vallejo Office, consisting of approximately 2,166 square feet located at 976-A Admiral Callaghan Lane, Vallejo, California. The lease commenced March 15,2001 at an initial monthly rent of $4,332. At May 1, 2004 rent was escalated to $5,553. per month in accordance with the lease agreement. The initial lease is for a period of five
(5) years, with three options to extend for five years each. To exercise the option, the lease requires 180 days prior notice of the bank's intent to renew. Rent is subject to annual adjustment with increases in the Consumer Price Index. By the terms of the lease Solano Bank is required to:
     o    Maintain and repair the leased premises.
     o    Pay for all utilities used.
     o    Maintain public liability insurance.
     o    Pay its pro rata share of common area maintenance, and
     o Pay its prorate share of all real property taxes assessed against the shopping center of which the premises are a part. The premises were improved to make them suitable for a bank branch at a cost of $119,019.

1411 Oliver Rd. Fairfield, California
The Solano Bank original location in Downtown Fairfield, was relocated on August 15, 2003. The new location is in a very desirable business district on the west side of the City. The new branch at 1411 Oliver Rd. Fairfield, California, is in a new business building that contains a total of 38,606 square feet. Solano Bank has leased 3,078 square feet. The lease is a Ten year lease with three additional five year options. The Landlord is Solano Property Management, of which North Bay Director Stephen Spencer is President, See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS". Base rent will be adjusted on June 1 of each year based on the consumer price index. The current base rent is $7,695 per month. In addition the bank's proportionate share (7.9%) of any operating expense increases over the base year, will be due in the form of rent when determined.

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


Item 4 - Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5 - Market for the  COMPANY'S  Common  Stock and  Related  Security  Holder
Matters

Nasdaq National Market System under the symbol NBAN effective September 3, 2002. Prior to the Nasdaq listing, the stock traded over-the-counter and was quoted on the OTC "Bulletin Board".

The following table (adjusted for the 2005 and 2004 stock dividends and stock splits) summarizes the common stock high and low prices based upon transactions of which the Company is aware:

            Quarter ended                       High              Low
            -------------                       ----              ---
            March 31, 2003                     $18.29           $15.42
            June 30, 2003                       17.54            15.36
            September 30, 2003                  16.88            15.12
            December 31, 2003                   18.67            15.48
            March 31, 2004                      21.43            18.98
            June 30, 2004                       22.36            19.68
            September 30, 2004                  20.79            17.80
            December 31, 2004                   28.81            18.92

There may be other transactions of which the Company is not aware and, accordingly, they are not reflected in the range of actual sales prices stated. Further, quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. Additionally, since trading in the Company's common stock is limited, the range of prices stated are not necessarily representative of prices that would result from a more active market.

On October 28, 2002, the Board of Directors of North Bay Bancorp declared a dividend of one share purchase right (a "Right") for each outstanding share of common stock, no par value of the Company, payable on December 6, 2002 to shareholders of record as of November 15, 2002. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share (a "Unit") of Series A Preferred Stock (the "Preferred Stock") of the Company, at a price of $90.00 per Unit, subject to adjustment. The Rights are only exercisable in the event of certain changes in control. The Description and terms of the Rights are set forth in a Rights Agreement between the Company and Registrar and Transfer Company, as Rights Agent.

The Company paid cash dividends of $0.13 per share in 2004 and $.13 per share in 2003. The holders of common stock of Bancorp are entitled to receive cash dividends when and as declared by the Board of Directors, out of funds legally available for the payment of dividends. The Company had a 3-for-2 stock split on December 16, 2004.

On January 24, 2005, the Board of Director of Bancorp declared a $0.15 per share cash dividend and a 5% stock dividend payable March 31, 2005 to shareholders of record as of March 18, 2005.

North Bay Bancorp is restricted in its ability to pay dividends to its shareholders. For a discussion of restrictions imposed, see "SUPERVISION and REGULATION - Payment of Dividends."

As of March 18, 2005, there were 967 holders of record of North Bay Bancorp's common stock.

The following chart provides information as of December 31, 2004 concerning the Company's Stock Option Plans, the Company's only equity compensation plans:

Plan Category                  Number of securities to           Weighted-average       Number of securities
                               be issued upon exercise          exercise price of    remaining available for
                               of outstanding options,       outstanding options,      future issuance under
                                  warrants, and rights        warrants and rights        equity compensation
                                                                                            plans (excluding
                                                                                    securities reflecting in
                                                                                                 column (a))
                                                    (a)                       (b)                        (c)
Equity compensation plans
approved by security holders                   588,008                     $15.48                    226,171
Equity compensation plans
not approved by security holders                     0                          0                          0
                                               -------                     ------                    -------
Total                                          588,008                     $15.48                    226,171

Item 6 - SELECTED FINANCIAL DATA

The selected financial data is included in Bancorp's 2004 Annual Report to Shareholders which information is incorporated herein by reference.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The management's discussion and analysis of financial condition and results of operations is included in Bancorp's 2004 Annual Report to Shareholders which information is incorporated herein by reference.

Item 7 A - QUANTITATIVE AND QUALITATIVE DISCLOUSURE ABOUT MARKET RISK

Management's discussion of Quantitative and Qualitative and market risk is included in Bancorp's 2004 Annual Report to Shareholders which information is incorporated herein by reference.

Item 8 - Financial Statements and Supplementary Data

Bancorp's consolidated balance sheets, statements of operations, statements of changes in shareholders' equity, statements of cash flows and related notes thereto are included in Bancorp's 2004 Annual Report to Shareholders which information is incorporated herein by reference.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

Item 9A  -    CONTROLS AND PROCEDURES

Quarterly evaluation of the Company's Disclosure Controls.


As of December 31, 2004 the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls based on and as of the date of the Controls Evaluation.

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


Disclosure Controls.

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

The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


Scope of the Controls Evaluation.

The CEO/CFO evaluation of our Disclosure Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.


Conclusions.

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Item 9B  -  Other Information.

None.

                                    PART III


Item  10  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons
Compliance with Section 16(a) of the Exchange Act


For information regarding the directors, executive officers, promoters and control persons of Bancorp, see "ELECTION OF DIRECTORS" and "REPORTS OF CHANGES IN BENEFICIAL OWNERSHIP" in the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "Proxy Statement"), which is incorporated herein by reference.

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


Item 13 - Certain Relationships and Related Transactions

For information concerning certain relationships and related transactions, see "OTHER INFORMATION REGARDING MANAGEMENT" in the Proxy Statement, which is incorporated herein by reference.



Item 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information concerning amounts paid for audit and related fees see "PROPOSAL NO. 2" in the Proxy Statement, which is incorporated herein by reference.

                                     Part IV

Item 16 - Exhibits

                                                                                Page of 2004
                                                                                Annual Report
                                                                                -------------
(a)     1.        Financial Statements
                  --------------------

(i)   Consolidated Balance Sheets, December 31, 2004 and
      2003                                                                              15

(ii)  Consolidated Income Statements for the years
      ended December 2004, 2003, and 2002                                               16

(iii) Consolidated Statements of Changes in Shareholders'
      Equity and Comprehensive Income for the years ended December 31,
      2004, 2003, and 2002                                                              17

(iv)  Consolidated Statements of Cash Flows for the years
       ended December 31, 2004, 2003, and 2002                                          18

(v)   Consolidated Notes to Financial Statements                                        19

(vi)  Report of Independent Registered Public Accounting Firm                           40

Schedules have been omitted as inapplicable or because the information required is included in the financial statements or notes thereto.

3. Exhibits
   ---------

See Exhibit Index on page 28 of this Report.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    NORTH BAY BANCORP

                                                    By:      /s/Terry L. Robinson
                                                       ----------------------------------------------------
                                                    Terry L. Robinson, President & Chief Executive Officer

Dated: March 28, 2005


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

Signature                                           Title                                    Date
---------                                           -----                                    ----

-------------------------------------------
Lauren A. Ackerman                                  Director


/s/John B. Anthony, III
-------------------------------------------
John B. Anthony, III                                Director                            March 28, 2005


/s/Thomas N. Gavin
-------------------------------------------
Thomas N. Gavin                                     Director                            March 28, 2005


/s/David B. Gaw                                     Director and                        March 28, 2005
-------------------------------------------         Chairman of the Board
David B. Gaw


/s/Fred J. Hearn Jr.
-------------------------------------------
Fred J. Hearn Jr.                                   Director                            March 28, 2005


                                                    Director
-------------------------------------------
Conrad W. Hewitt


/s/Connie L. Klimisch                               Director                            March 28, 2005
-------------------------------------------
Connie L. Klimisch


/s/Richard S. Long                                  Director and                        March 28, 2005
-------------------------------------------         Vice Chairman of the Board
Richard S. Long


/s/Thomas H. Lowenstein                             Director                            March 28, 2005
-------------------------------------------
Thomas H. Lowenstein


/s/Thomas F. Malloy                                 Director                            March 28, 2005
-------------------------------------------
Thomas F. Malloy




/s/Andrew J. Nicks M.D.                             Director                            March 28, 2005
-------------------------------------------
Andrew J. Nicks M.D.


/s/Terry L. Robinson                                President, Chief                    March 28, 2005
-------------------------------------------         Executive Officer and Director
Terry L. Robinson                                   (Principal Executive Officer)



/s/Thomas H. Shelton                                Director                            March 28, 2005
-------------------------------------------
Thomas H. Shelton .


/s/Stephen C. Spencer                               Director                            March 28, 2005
-------------------------------------------
Stephen C. Spencer


/s/Denise Suihkonen                                 Director                            March 28, 2005
-------------------------------------------
Denise Suihkonen


/s/James E. Tidgewell                               Director                            March 28, 2005
-------------------------------------------
James E. Tidgewell


/s/Lee-Ann Cimino                                   Sr. Vice President                  March 28, 2005
-------------------------------------------         Chief Financial Officer
Lee-Ann Cimino                                      (Principal Financial Officer)


                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
2.1               Plan of Reorganization and Merger Agreement entered into as of
                  July 30, 1999 by and among The Vintage  Bank,  Vintage  Merger
                  Co. and North Bay Bancorp. (1)

3.1               Restated Articles of Incorporation of Registrant.

3.2               Amended and Restated Bylaws. (2)

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

4.9 Summary of Rights to Purchase Preferred Shares (attached as Exhibit C to Rights Agreement). (7)

10.1              Amended North Bay Bancorp Stock Option Plan. (6) *

10.2              North Bay Bancorp 2002 Stock Option Plan and Related Agreement
                  (8)*

10.3 Sublease by and between The Vintage Bank, as Lessor, and North Bay Bancorp, as Lessee, with respect to premises at 1190 Airport Road, Napa California. (10)

10.4 Lease entered into May 9, 2003 by Solano Bank and Fairfield West Partners, LLC for premises at 1411 Oliver Road, Fairfield California. (2)

10.5              North Bay Bancorp Directors Deferred Fee Plan*

10.6 Employment Agreement entered into as of May 1, 2004 by and between North Bay Bancorp and Terry L. Robinson. (2) *

10.6(a) First Amendment to Employment Agreement dated as of March 28, 2005 by and between North Bay Bancorp and Terry L. Robinson. *

10.7 Employment Agreement entered into as of May 1, 2001 by and between Solano Bank and Glen C. Terry. (5) *

10.7(a) First Amendment to Employment Agreement dated as of March 28, 2005 by and between The Vintage Bank and Glen C. Terry. *


10.8 Employment Agreement entered into as of May 1, 2001 by and between North Bay Bancorp and Kathi Metro. (5) *

10.9              North Bay Bancorp 401K  and Profit Sharing Plan.*

10.10 Life Insurance Endorsement Method Split Dollar Plan Agreement for Terry L. Robinson (9). *

10.11 Lease entered into January 5, 2004 by North Bay Bancorp and James N. Ditmer, dba Cordelia Edison Partners for a central warehousing facility located at 499 Edison Court Suite A-1, Cordelia California. (2)

10.12 Life Insurance Endorsement Method Split Dollar Plan Agreement for Lee-Ann Cimino. (9). *

10.13 Life Insurance Endorsement Method Split Dollar Plan Agreement for Kathi Metro. (9)*

10.14 Life Insurance Endorsement Method Split Dollar Plan Agreement for Glen C. Terry. (9)*

10.15 Employment Agreement dated as of April 15, 2002 by and between Solano Bank and John A. Nerland. (6) *

10.15(a) First Amendment to Employment Agreement dated as of March 28, 2005 by and between The Vintage Bank and John A. Nerland. *

10.16             Form  of   Amended   and   Restated   Executive   Supplemental
                  Compensation Agreement*

10.17 Amended and Restated Declaration of Trust by and Among State Street Bank and Trust Company of Connecticut, N.A, as Institutional Trustee, North Bay Bancorp as Sponsor, and Administrators, Dated as of June 26, 2002. (6)

10.18             2004 Executive Bonuses*

10.19             2005 Executive Officer Base Salaries*

10.20             2005 Incentive Pool Plan*

10.21             Form of Indemnity Agreement for directors and officers

11.               Statement re: computation of per share earnings is included in
                  Note 1 to the financial statements to the prospectus included in Part I of this Registration Statement.

13.               North Bay Bancorp 2004 Annual Report to Shareholders.

21. Subsidiaries of Registrant are: The Vintage Bank, a California banking corporation and North Bay Bancorp Statutory Trust I, a Connecticut trust.

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

(2) Attached as Exhibits 3.2, 10.4, 10.6, and 10.11 respectively, to North Bay Bancorp's Annual Report as Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission, and incorporated herein by reference.

(3)               Intentionally left blank.

(4)               Intentionally left blank

(5) Attached as Exhibits 10.1, 10.2, 10.3, and 10.4, respectively, to North Bay Bancorp's Quarterly Report as Form 10-Q for the quarter ended June 30, 2001 filed with the Securities and Exchange Commission, and incorporated herein by reference.

(6)               Attached as Exhibits 4.1, 4.2, 4.3, 4.4, 4.5, 10.1, 10.15, and
                  10.17, respectively, to North Bay Bancorp's Quarterly Report as Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission, and incorporated herein by reference.

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

(9)               Attached as Exhibits 10.10,  10.11,  10.12,  10.13, and 10.14,
                  respectively, to North Bay Bancorp's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission and incorporated herein by reference.

(10) Attached as Exhibits 10.3 to North Bay Bancorp's Annual Report as Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission and incorporated herein by reference.