Form 10-Q
period 2005-03-03
NORTH BAY BANCORP/CA
filed 2005-05-13
CIK 1102595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR the quarter period ended March 31, 2005

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

              1190 Airport Road, Suite 101, Napa, California 94558 (Address of principal executive office including Zip Code)


Registrant's telephone number, including area code:  (707) 252-5026

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                         -------------------------------

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

                       Yes   X               No
                           ------               -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                        Yes                  No   X
                            ------              -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the North Bay Bancorp's Common Stock outstanding as of May 10, 2005: 3,883,790

                                     Part 1.
                              FINANCIAL INFORMATION

FORWARD LOOKING STATEMENTS
--------------------------
In addition to the historical information, this Quarterly Report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 321E of the Securities Exchange Act of 1934, as amended, and are subject to the "Safe Harbor" created by those Sections. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, and fee and other noninterest income earned; (ii) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues; (iii) enactment of adverse government regulations; (iv) adverse conditions and volatility, as a result of recent economic uncertainty created by the United States' war on terrorism, the war in Iraq, in the stock market, the public debt market and other capital markets and the impact of such conditions of the Company; (v) continued changes in the interest rate environment may reduce interest margins and adversely impact net interest income; (vi) the ability to satisfy the requirements of the Sarbanes-Oxley Act and other regulations governing internal controls; and (vii) as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.

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

FINANCIAL INFORMATION
---------------------
The information for the three months ended March 31, 2005 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of North Bay Bancorp (Company) at March 31, 2005 and the results of operations and cash flows for the three months then ended. Results for interim periods should not be considered as indicative of results for a full year.

                                     Item 1.
                              FINANCIAL STATEMENTS

                                                                                                     North Bay Bancorp
                                                                                                Consolidated Balance Sheets
                                                                                                        Unaudited
                                                                                              (In 000's except share data)

                                                                                      March 31,         March 31,       December 31,
                                                                                        2005              2004             2004
                                                                                      ---------         ---------        ---------
Assets
Cash and due from banks                                                               $  27,838         $  36,772        $  27,342
Federal funds sold                                                                       22,230            27,000           32,865
                                                                                      ---------         ---------        ---------
                     Total cash and cash equivalents                                     50,068            63,772           60,207

Time deposits with other financial institutions                                             100               100              100

Investment Securities:
   Available-for-sale                                                                    90,656            77,984           94,788
   Equity securities                                                                      4,595             1,358            4,595
                                                                                      ---------         ---------        ---------
                     Total investment securities                                         95,251            79,342           99,383

Loans, net of allowance for loan losses of $4,317 in March, 2005
   $3,703 in March, 2004 and $4,136 in December, 2004                                   397,846           317,386          373,629
Loans held-for-sale                                                                         481             3,398            4,604
Investment in subsidiary                                                                    310               310              310
Bank premises and equipment, net                                                         10,038            10,629           10,336
Accrued interest receivable and other assets                                             14,226            13,165           13,494
                                                                                      ---------         ---------        ---------

                            Total assets                                              $ 568,320         $ 488,102        $ 562,063
                                                                                      =========         =========        =========

Liabilities and Shareholders' Equity

Deposits:
   Non-interest bearing                                                               $ 138,437         $ 111,632        $ 127,250
   Interest bearing                                                                     351,145           322,451          357,243
                                                                                      ---------         ---------        ---------
                           Total deposits                                               489,582           434,083          484,493


Subordinated debentures                                                                  10,310            10,310           10,310
Long Term Borrowings                                                                     19,000                 0           19,000
Accrued interest payable and other liabilities                                            4,213             3,170            4,126
                                                                                      ---------         ---------        ---------

                          Total liabilities                                             523,105           447,563          517,929

Shareholders' equity:

Preferred stock - no par value:
Authorized, 500,000 shares;
Issued and outstanding - none
Common stock - no par value:
Authorized, 15,000,000 shares;
Issued and outstanding - 3,883,278 shares in March, 2005,
   3,786,569 shares in March, 2004, and 3,641,289 in December, 2004                      39,352            33,023           33,473
Retained earnings                                                                         6,396             6,477           10,500
Accumulated other comprehensive (loss) income                                              (533)            1,039              161
                                                                                      ---------         ---------        ---------
                     Total shareholders' equity                                          45,215            40,539           44,134

             Total liabilities and shareholders' equity                               $ 568,320         $ 488,102        $ 562,063
                                                                                      =========         =========        =========

The accompanying notes are an integral part of these statements

                                North Bay Bancorp
                         Consolidated Income Statements
                                    Unaudited
                          (In 000's except share data)

                                                            Three Months Ended
                                                          ----------------------
                                                          March 31,    March 31,
                                                           2005          2004
                                                          ------        ------
Interest Income
   Loans (including fees)                                 $6,600        $5,256
   Federal funds sold                                        130            41
   Investment securities - taxable                           835           607
   Investment securities - tax exempt                        111           160
                                                          ------        ------
Total interest income                                      7,676         6,064

Interest Expense
   Deposits                                                  751           557
   Long term debt                                            301           131
                                                          ------        ------
Total interest expense                                     1,052           688

Net interest income                                        6,624         5,376

Provision for loan losses                                    185           186
                                                          ------        ------

Net interest income after
   provision for loan losses                               6,439         5,190

Non interest income                                          956           986

Non interest expenses
   Salaries and employee benefits                          2,724         2,504
   Occupancy                                                 394           367
   Equipment                                                 547           492
   Other                                                   1,370         1,234
                                                          ------        ------
Total non interest expense                                 5,035         4,597
                                                          ------        ------

Income before provision for
   income taxes                                            2,360         1,579

Provision for income taxes                                   898           544
                                                          ------        ------

Net income                                                $1,462        $1,035
                                                          ======        ======

Basic earnings per common share:                          $ 0.38        $ 0.27
                                                          ======        ======
Diluted earnings per common share:                        $ 0.36        $ 0.26
                                                          ======        ======
Dividends Paid:                                           $ 0.15        $ 0.13
                                                          ======        ======

The accompanying notes are an integral part of these statements

                                               North Bay Bancorp
                           Consolidated Statement of Change in Shareholders' Equity
                                          For the Three Months Ended
                                                March 31, 2005

                                                  (Unaudited)

                                         (In 000's except share data)

                                                                                  Accumulated
                                                                                        Other        Total
                                       Common Shares         Common    Retained Comprehensive Shareholders'Comprehensive
                                         Outstanding          Stock    Earnings        Income       Equity       Income
                                      ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                 3,641,289        $33,473     $10,500          $161      $44,134

Stock dividend                               184,353          4,996     (5,011)                       (15)
Cash dividend                                                             (555)                      (555)
Comprehensive income:
    Net income                                                            1,462                      1,462       $1,462
    Other comprehensive loss,
      net of tax:
       Change in net unrealized
        losses on
        available-for-sale
        securities, net of                                                               (694)        (694)        (694)
        tax of $493                                                                                               -----
Comprehensive income                                                                                              $ 768
                                                                                                                  =====
Stock options exercised, including a
tax  benefit of $142                          57,636            883                                    883
                                           ---------        -------                                -------
BALANCE, MARCH 31, 2005                    3,883,278        $39,352     $ 6,396         ($533)     $45,215
                                           =========        =======     =======        ======      =======

The accompanying notes are an integral part of these statements

                                                          North Bay Bancorp
                                                Consolidated Statement of Cash Flows
                                                              Unaudited
                                                             (In 000's)

                                                                                                      Three Months Ended March 31,
                                                                                                      ----------------------------
                                                                                                       2005                  2004
                                                                                                     --------              --------
Cash Flows From Operating Activities:
Net income                                                                                           $  1,462              $  1,035
Adjustment to reconcile net income to net cash
  used by operating activities:
  Depreciation and amortization                                                                           405                   397
  Provision for loan losses                                                                               185                   186
  Amortization of deferred loan fees                                                                     (259)                 (171)
  Proceeds from sale of loans held-for-sale                                                            22,906                10,204
  Purchase of loans held-for-sale                                                                     (18,783)              (10,507)
  Premium amortization (discount accretion), net                                                           11                   112
   Changes in:
    Interest receivable and other assets                                                                 (239)               (1,189)
    Interest payable and other liabilities                                                                229                  (406)
                                                                                                     --------              --------
   Net cash used by operating activities                                                                5,917                  (339)
                                                                                                     --------              --------
Cash Flows From Investing Activities:
Investment securities available-for-sale:
  Proceeds from maturities and principal payments                                                       2,934                13,296
Equity securities:
  Purchases                                                                                                 0                    (7)
Net increase in loans                                                                                 (24,143)              (14,262)
Capital expenditures                                                                                     (107)                 (117)
                                                                                                     --------              --------
   Net cash (used) provided in investing activities                                                   (21,316)               (1,090)
                                                                                                     --------              --------
Cash Flows From Financing Activities:
Net increase in deposits                                                                                5,089                27,638
Stock options exercised                                                                                   741                    87
Dividends paid                                                                                           (570)                 (475)
                                                                                                     --------              --------
   Net cash provided by financing activities                                                            5,260                27,250
                                                                                                     --------              --------
Net increase (decrease)  in cash and cash equivalents                                                 (10,139)               25,821
Cash and cash equivalents at beginning of year                                                         60,207                37,951
                                                                                                     --------              --------
Cash and cash equivalents at end of period                                                           $ 50,068              $ 63,772
                                                                                                     ========              ========
Supplemental Disclosures of Non-Cash Investing and Finance Activities:
   Unrealized (loss) gain on securities                                                              $  1,187              $    737
   Tax benefit on non-qualified options exercised                                                    $    142              $     20
   Stock dividends                                                                                   $  4,996              $  3,706
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                                      $    887              $    777
  Taxes paid                                                                                         $    345              $    880

The accompanying notes are an integral part of these statements

                                NORTH BAY BANCORP
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2005


NOTE 1 - Basis of Presentation
------------------------------
The accompanying consolidated financial statements, which include the accounts of North Bay Bancorp and its subsidiary together the "Company", have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiary is The Vintage Bank, a community bank established in 1985, and its operating division Solano Bank which opened in 2000 and Vintage Capital Trust, a subsidiary of The Vintage Bank, which was established in February 2003. All significant intercompany transactions and balances have been eliminated.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2005 and 2004, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 2004.


NOTE 2 - Commitments
--------------------
The Company has outstanding standby Letters of Credit of approximately $7,108,000, undisbursed real estate and construction loans of approximately $23,162,000, and undisbursed commercial and consumer lines of credit of approximately $92,394,000, as of March 31, 2005. The Company had outstanding standby Letters of Credit of approximately $1,359,000, undisbursed real estate and construction loans of approximately $13,340,000, and undisbursed commercial and consumer lines of credit of approximately $75,262,000, as of March 31, 2004.


NOTE 3 - Earnings Per Common Share
----------------------------------
The Company declared a 5% stock dividend on January 26, 2004 and January 26, 2005 as well as a 3-for-2 stock split in November 22, 2004. As a result of the stock dividends the number of common shares outstanding and earnings per share data was adjusted retroactively for all periods presented.

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

                                                         Weighted Average        Per-Share
                                        Net Income           Shares               Amount
                                        ----------           ------               ------
                                                 (In 000's except share data)

                                             For the three months ended March 31, 2005
                                             -----------------------------------------
  Basic earnings per share               $1,462             3,848,751               $0.38
  Dilutive effect of stock options                            193,427
  Diluted earnings per share                                4,042,178               $0.36

                                             For the three months ended March 31, 2004
                                             -----------------------------------------
  Basic earnings per share               $1,035             3,782,129               $0.27
  Dilutive effect of stock options                            128,955
  Diluted earnings per share                                3,911,084               $0.26


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

                                               (In 000's except share data)
                                            For the three months ended March 31,
                                                     2005          2004
                                                    ------        ------
Net income as reported                              $1,462        $1,035
Total stock-based employee
   compensation
   expense determined under
   the fair value based method
   for all awards, net of related
   tax effects                                          74            83
                                                    ------        ------
Net income pro forma                                $1,388          $952
Earnings per share:
   As reported:
      Basic                                           $.38          $.27
      Diluted                                         $.36          $.26
   Pro forma:
      Basic                                           $.36          $.25
      Diluted                                         $.34          $.24


NOTE 5 - Impact of Recently Issued Accounting Standards
-------------------------------------------------------
In December 2004, the FASB revised FAS 123 through the issuance of FAS No. 123 Share Based Payment, revised ("FAS 123-R"). FAS 123-R is effective for the Company commencing in the first quarter of 2006. FAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The fair-value-based method in FAS 123-R is similar to the fair-value-based method in FAS 123 in most respects, subject to certain key differences. The Company is in the process of evaluating the impacts of adopting FAS-123-R.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), which addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, as least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree's allowance for loan losses is typically added to the acquirer's allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired by the Company beginning January 1, 2005. The adoption of this new standard is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 6 - Borrowings
-------------------
Total borrowings were $19 million at March 31, 2005. There were no borrowings at March 31, 2004. The following table summarizes the borrowings:

                     Fixed Rate Borrowings at March 31, 2005
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------
The Company's accounting policies are integral to understanding the results reported. The most complex accounting policies require management's judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. The Company has established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

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


Available for Sale Securities.
SFAS 115 requires that Available for Sale securities be carried at fair value. We believe this is a "critical accounting estimate" in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Adjustments to the Available for Sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and shareholders' equity. A decline in the market value of Investments classified as available-for-sale are reported at fair value with unrealized gains and losses net of related tax, if any, reported as other comprehensive income and are included in shareholders' equity.

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

OVERVIEW
--------
Net income was $1,462,000 or $.36 per diluted share for the three months ended March 31, 2005, compared with $1,035,000 or $.26 per diluted share for the three months ended March 31, 2004, an increase of 41%. Total assets were $568,320,000 as of March 31, 2005; equating to a 16% growth in assets during the twelve months ended March 31, 2005.

SUMMARY OF EARNINGS

NET INTEREST INCOME
-------------------
The following table provides a summary of the components of interest income, interest expense and net interest margins for the three months ended March 31, 2005 and March 31, 2004:


                                                                                      (In 000's)
                                                                    2005                                      2004
                                                -------------------------------------------   --------------------------------------
                                                 Average          Income/         Average     Average        Income/        Average
                                                 Balance          Expense       Yield/Rate    Balance        Expense      Yield/Rate
                                                ------------------------------------------------------------------------------------
 Loans (1)(2)                                   $ 387,994        $   6,600          6.80%    $ 313,742      $   5,256       6.70%
 Investment securities:
   Taxable                                         86,145              835          3.88%       68,275            607       3.56%
   Non-taxable (3)                                 11,883              145          4.88%       16,464            217       5.27%
                                                ---------        ---------                   ---------      ---------

TOTAL LOANS AND INVESTMENT
SECURITIES                                        486,022            7,580          6.24%      398,481          6,080       6.10%

 Due from banks, time                                 100                1          4.00%          100              1       4.00%
 Federal funds sold                                17,645              130          2.95%       16,492             41        .99%
                                                 ---------        ---------                   ---------      ---------

TOTAL EARNING ASSETS                              503,767            7,711          6.12%      415,073          6,122       5.90%
                                                 ---------        ---------                   ---------      ---------

 Cash and due from banks                           35,567                                       30,973
 Allowance for loan losses                         (4,205)                                      (3,596)
 Premises and equipment, net                       10,221                                       10,824
 Investment in subsidiary                             310                                          310
 Accrued interest receivable
   and other assets                                13,971                                       13,007
                                                ---------                                    ---------


TOTAL ASSETS                                    $ 559,631                                    $ 466,591
                                                =========                                    =========


LIABILITIES AND SHAREHOLDERS'
EQUITY
 Deposits:
   Interest bearing demand                      $ 223,683              387          0.69%    $ 200,863            247       0.49%
   Savings                                         42,451               24          0.23%       37,978             21       0.22%
   Time                                            76,384              340          1.78%       72,111            289       1.60%
                                                 ---------        ---------                   ---------      ---------
                                                  342,518              751           .88%      310,952            557        .72%

   Long-term debt                                  29,310              301          4.11%       10,310            131       5.08%

TOTAL INTEREST BEARING
 LIABILITIES                                      371,828            1,052          1.13%      321,262            688        .86%
                                                 ---------        ---------                   ---------      ---------

 Noninterest bearing DDA                          137,633                                      101,567
 Accrued interest payable
   and other liabilities                            4,647                                        5,164
 Shareholders' equity                              45,523                                       38,598
                                                ---------                                    ---------


TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                           $ 559,631                                    $ 466,591
                                                =========                                    =========


NET INTEREST INCOME                                               $   6,659                                  $  5,434
                                                                  =========                                  ========

NET INTEREST INCOME TO
 AVERAGE EARNING ASSETS
(Net Interest Margin (4))                                              5.29%                                     5.24%

(1) Average loans would include nonaccrual loans. The Company had no nonaccrual loans during 2005 or 2004.

(2) Loan interest income includes loan fee income of $375 and $356 for the three months ended March 31, 2005 and March 31, 2004, respectfully.

(3) Average yields shown are on a taxable-equivalent basis. On a non-taxable basis, 2005 interest income on tax exempt securities was $111 with an average yield of 3.74%; in 2004, on a non-taxable basis, interest income on tax exempt securities was $160 with an average yield of 3.89%.

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

Net interest income before the provision for loan losses, shown on a taxable-equivalent basis, was $6,659,000 and $5,434,000 for the three months ended March 31, 2005 and March 31, 2004, respectively. These results equate to a 23% increase in net interest income for the first quarter of 2005 compared to the first quarter of 2004. Loan fee income, which is included in interest income from loans, was $375,000 for the three months ended March 31, 2005, compared with $356,000 for the three months ended March 31, 2004.

Taxable-equivalent interest income increased $1,589,000 or 26% in the first quarter of 2005 compared with the same period of 2004. Of the net increase of $1,589,000, $1,345,000 was attributable to an increase in the volume of earning assets and $244,000 was attributable to higher rates. Interest paid on interest-bearing liabilities increased $364,000 in the first quarter of 2005 compared with the first quarter of 2004, a 53% increase. Increases in the volume of deposits and other borrowings accounted for $288,000 of this increase and $76,000 was attributable to higher rates.

The average balance of earning assets increased $88,694,000 or 21% when compared with March 31, 2004 and the average balance of interest-bearing liabilities increased $50,566,000 or 16% compared with the same period in 2004. Management does not expect a material change in the Company's net interest margin during the next twelve months as the result of a modest increase or decrease in general interest rates.

The following table sets forth a summary of the changes in interest earned and interest paid for the three months ended March 31, 2005 over the same period of 2004 resulting from changes in assets and liabilities volumes and rates. Changes in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

                                                         (In 000's)

                                                       2005 Over 2004
                                              Volume        Rate         Total
                                              -------      -------      -------
Increase (Decrease) In
 Interest and Fee Income

   Time Deposits With Other
    Financial Institutions                    $     0      $     0      $     0

   Investment Securities:
     Taxable                                      159           69          228
     Non-Taxable (1)                              (61)         (11)         (72)
   Federal Funds Sold                               3           86           89
   Loans                                        1,244          100        1,344
                                              -------      -------      -------
   Total Interest and Fee Income                1,345          244        1,589
                                              -------      -------      -------


Increase (Decrease) In
 Interest Expense

   Deposits:
     Interest Bearing
     Transaction Accounts                          28          112          140
     Savings                                        2            1            3
     Time Deposits                                 17           34           51
                                              -------      -------      -------
   Total Deposits                                  47          147          194

   Long-term Debt                                 241          (71)         170
                                              -------      -------      -------
   Total Interest Expense                         288           76          364
                                              -------      -------      -------
   Net Interest Income                        $ 1,057      $   168      $ 1,225
                                              =======      =======      =======


(1) The interest earned is taxable-equivalent.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------
The Company maintains an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by the provision for loan losses and reduced by net charge offs. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary they are reported in earnings in the periods in which they become known. The Company conducts credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience and other factors in determining the adequacy of the allowance balance. This evaluation establishes a specific allowance for all classified loans over $100,000 and establishes percentage allowance requirements for all other loans, according to the classification as determined by the Company's internal grading system. As of March 31, 2005 the allowance for loan losses of $4,317,000 represented 1.07% of loans outstanding. As of March 31, 2004, the allowance represented 1.15% of loans outstanding. During the three months ended March 31, 2005 $185,000 was charged to expense for the loan loss provision, compared with $186,000 for the same period in 2004. There were net charge-offs of $4,000 during the first three months of 2005 compared with $7,000 of net charge-offs during the first three months of 2004.

 The following table summarizes changes in the allowance for loan losses:

                                                                       (In 000's)
                                                              For the three months ended
                                                             ------------------------------
                                                             March 31, 2005  March 31, 2004
                                                             --------------  --------------
Balance, beginning of period                                         $4,136          $3,524
Provision for loan losses                                               185             186
Loans charged off                                                       (6)             (8)
Recoveries of loans previously charged off                                2               1
                                                                     ------          ------
Balance, end of period                                               $4,317          $3,703
                                                                     ======          ======

Allowance for loan losses to total outstanding loans                  1.07%           1.15%

There were no loans on non-accrual status as of March 31, 2005, March 31, 2004 or December 31, 2004. There were no loans 90 days or more past due and still accruing interest or restructured loans at March 31, 2005, March 31, 2004 or December 31, 2004.

NON-INTEREST INCOME
-------------------
Non-interest income was $956,000 for the three months ended March 31, 2005 compared with $986,000 for the same period in 2004, a 3% decrease. Non-interest income primarily consists of service charges and other fees related to deposit accounts. The decrease in non-interest income resulted primarily from a decrease in service charges related to the overdraft privilege program and a decrease in commissions from non-deposit investment program.

GAINS ON SECURITIES
-------------------
There were no gains or losses for the three months ending March 31, 2005 or 2004 resulting from the sale of available-for-sale securities.

NON-INTEREST EXPENSE
--------------------
Non-interest expense for the three months ended March 31, 2005 and March 31, 2004 was $5,035,000 and $4,597,000, respectively, a 10% increase. Salaries and employee benefits expense for the three months ended March 31, 2005 and 2004 were $2,724,000 and $2,504,000, respectively, a 9% increase. The increase in 2005 resulted from increased salaries paid to Company officers and employees and related benefits. The Company's full-time equivalent (FTE) employees was 160 at both March 31, 2005 and March 31, 2004. Occupancy expense for the three months ended March 31, 2005 and 2004 were $394,000 and $367,000, respectively, a 7% increase. The increase in 2005 is attributable to opening a branch office in American Canyon in August 2004. Equipment expenses for the three months ended March 31, 2005 and 2004 was $547,000 and $492,000, respectively, representing an increase of 11%, Other expenses for the three months ended March 31, 2005 and March 31, 2004 were $1,370,000 and $1,234,000, respectively, an 11% increase. Components of other non-interest expenses that increased materially were insurance expenses, donations and general supplies.

INCOME TAXES
------------
The Company reported a provision for income tax for the three months ended March 31, 2005 and 2004 of $898,000, or 38% of pre-tax income and $544,000, or 34% of pretax income respectively. Both the 2005 and 2004 provisions reflect tax accruals at statutory rates for federal income taxes, adjusted primarily for the effect of the Company's investments in tax-exempt municipal securities, bank owned life insurance policies and state taxes. The higher tax rate in the first quarter of 2005 was primarly due to a lower level of tax-free municipal bonds in the portfolio.

BALANCE SHEET
-------------
Total assets as of March 31, 2005 were $568,320,000 compared with $488,102,000 as of March 31, 2004, and $562,063,000 at December 30, 2004 equating to a 16% increase during the twelve months ended March 31, 2005, and a 1% increase for the three months ended March 31, 2005. Total deposits as of March 31, 2005 were $489,582,000 compared with $434,083,000 as of March 31, 2004, and $484,493,000 at December 30, 2004 representing a 13% increase during the twelve months then ended, and a 1% increase for the three months ended March 31, 2005. Gross loans outstanding as of March 31, 2005 were $402,163,000 compared with $321,089,000 as of March 31, 2004, and $377,765,000 at December 30, 2004 equating to a 25% increase during the twelve months then ended and a 6% increase for the three months ended March 31, 2005.

LOANS HELD FOR SALE
-------------------
The Company had $481,000, $3,398,000 and $4,604,000 in purchased participations in mortgage loans as of March 31, 2005, March 31, 2004 and December 31, 2004, respectively. Loans originated or purchased and considered held for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

SUBORDINATED DEBENTURES
-----------------------
During June 2002, the Company formed North Bay Statutory Trust I (Trust), a Connecticut statutory business trust, for the purpose of issuing guaranteed undivided beneficial interest in junior subordinated debentures (trust preferred securities). During June 2002, the Trust issued $10 million in floating rate Cumulative Trust Preferred Securities (Securities). The Securities bear interest at a rate of Libor plus 3.45% and had an initial interest rate of 5.34%; as of March 31, 2005 the interest rate was 6.54%; the Securities will mature on June 26, 2032, but earlier redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules.

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

The Securities, the subordinated debentures, and the common securities issued by the Trust are redeemable in whole or in part on or after June 26, 2007, or at any time in whole, but not in part, upon the occurrence of certain events. The Securities are included in Tier 1 capital for regulatory capital adequacy determination purposes. The Company fully and unconditionally guarantees the obligations of the Trust with respect to the issuance of the Securities.

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


BORROWINGS
----------
Total borrowings were $19 million at March 31, 2005. There were no borrowings at March 31, 2004. The following table summarizes the borrowings:

                     Fixed Rate Borrowings at March 31, 2005
                                  ($ in 000's)
                                            Amount       Maturity Date       Interest Rate
                                            ------       -------------       -------------
Federal Home Loan Bank Advance              $5,000           4-17-2006               2.24%
Federal Home Loan Bank Advance               5,000           4-16-2007               2.83%
Federal Home Loan Bank Advance               9,000           4-14-2008               3.23%
                                             -----
Total                                      $19,000
Weighted average interest rate                                                       2.86%



LIQUIDITY AND CAPITAL ADEQUACY
------------------------------
The Company's liquidity is determined by the level of assets (such as cash, Federal Funds, and investment in unpledged marketable securities) that are readily convertible to cash to meet customer withdrawals and borrowings. Management reviews the Company's liquidity position on a regular basis to ensure that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Company has a comprehensive Asset/Liability Management and Liquidity Policy, which it uses to determine adequate liquidity. As of March 31, 2005 liquid assets were 26% of total assets, compared with 29% as of March 31, 2004 and is in excess of the limits set in the the Company's liquididity poloicy.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) established ratios used to determine whether a Company is "Well Capitalized," "Adequately Capitalized," "Undercapitalized," "Significantly Undercapitalized," or "Critically Undercapitalized." A Well Capitalized Company has risk-based capital of at least 10%, tier 1 risked-based capital of at least 6%, and a leverage ratio of at least 5%. As of March 31, 2005, the Company's risk-based capital ratio was 12.36%. The Company's tier 1 risk-based capital ratio and leverage ratio were 11.45% and 9.96%, respectively.

As the following table indicates,  the Company and the Bank currently exceed the
regulatory  capital  minimum  requirements.   The  Company  and  the  Banks  are
considered "Well Capitalized" according to regulatory guidelines.

                                                                                   To Be Well Capitalized
                                                            For Capital            Under Prompt Corrective
                                   Actual                Adequacy Purposes            Action Provisions
                                   ------                -----------------            -----------------

                                                            (In 000's)

                                                        Minimum regulatory          Minimum regulatory
                                                           requirement                 requirement
                                                        ------------------          ------------------
                              Amount      Ratio          Amount     Ratio            Amount       Ratio
                              ------      -----          ------     -----            ------       -----
As of March 31, 2005:
Total Capital (to Risk
   Weighted Assets)
      Consolidated            $60,184     12.36%          $38,945    8.00%           $48,681       10.00%
      The Vintage Bank         54,926     11.29%           38,934    8.00%            48,668       10.00%

Tier I Capital (to Risk
   Weighted Assets)
      Consolidated             55,748     11.45%           19,472    4.00%            29,209        6.00%
      The Vintage Bank         50,490     10.37%           19,467    4.00%            29,201        6.00%

Tier I Capital (to
   Average Assets)
      Consolidated             55,748      9.96%           22,385    4.00%            27,982        5.00%
      The Vintage Bank         50,490      9.10%           22,197    4.00%            27,746        5.00%


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

The Company manages interest rate risk through its Board appointed Asset Liability Committee (ALCO). The ALCO monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis uses an income simulation approach to measure the change in interest income and expense under rate shock conditions. The model considers the three major factors of (a) volume differences, (b) repricing differences and (c) timing in its income simulation. The model begins by disseminating data into appropriate repricing buckets based on internally supplied algorithms (or overridden by calibration). Next, each major asset and liability type is assigned a "multiplier" or beta to simulate how much that particular balance sheet category type will reprice when interest rates change. The model uses eight asset and liability multipliers consisting of bank-specific or default multipliers. The remaining step is to simulate the timing effect of assets and liabilities by modeling a month-by-month simulation to estimate the change in interest income and expense over the next 12-month period. The results are then expressed as the change in pre-tax net interest income over a 12-month period for +/-1%, and +/-2% shocks.

Utilizing the simulation model to measure interest rate risk at March 31, 2005 and December 31, 2004 the Company is within the established exposure of a 4% change in "return on equity" tolerance limit. There were no significant changes in interest rate risk from the annual report on form 10-K for December 31, 2004.

                                     Item 4.

                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation as of March 31, 2005, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms


Changes in Internal Controls:

There have not been any significant changes in our internal disclosures controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART 2
                                OTHER INFORMATION



OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to the business of the Company, there are no material pending legal proceedings.

ITEM 2.    UNREGISTERD SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS

An index of exhibits begins on page 19.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NORTH BAY BANCORP
                                            A California Corporation


Date: May 11, 2005                          BY: /s/ Terry L. Robinson
                                                --------------------------------
                                                  Terry L. Robinson
                                                  President & CEO
                                                  Principal Executive Officer


Date: May 11, 2005                          BY: /s/ Lee-Ann Cimino
                                                --------------------------------
                                                  Lee-Ann Cimino
                                                  Senior Vice President
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