Form 10-Q
period 2005-06-30
NORTH BAY BANCORP/CA
filed 2005-08-12
CIK 1102595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR the quarter period ended June 30, 2005


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

              Yes __X__          No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

              Yes _____          No __X__


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of the North Bay Bancorp's Common Stock outstanding as of August 11, 2005: 3,887,950

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


Moreover, wherever phrases are prefaced with qualifiers such as or similar to "In Management's opinion" and "Management considers" are used throughout these statements, it is an indication that the opinion expressed was based upon the knowledge of Management at the time made, and is subject to change by the passage of time and/or subsequent events. Accordingly, such statements are subject to the same risks and uncertainties noted above with respect to forward-looking statements.

FINANCIAL INFORMATION
---------------------

The information for the three months and six months ended June 30, 2005 and June 30, 2004 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of North Bay Bancorp (Company) at June 30, 2005 and June 30, 2004 and the results of operations and cash flows for the three and six months then ended. Results for interim periods should not be considered as indicative of results for a full year.


                                     Item 1.
                              FINANCIAL STATEMENTS

                                                                                    North Bay Bancorp
                                                                              Consolidated Balance Sheets
                                                                                       (Unaudited)
                                                                              (In 000's except share data)

                                                                          June 30,     June 30,   December 31,
Assets                                                                      2005         2004         2004
                                                                         ---------    ---------    --------
Cash and Cash Equivalents:
   Cash and due from banks                                               $  24,369    $  35,740    $ 27,342
   Federal funds sold                                                       40,080       11,180      32,865
                                                                         ---------    ---------    --------
                 Total cash and cash equivalents                            64,449       46,920      60,207

Time deposits with other financial institutions                                100          100         100

Investment Securities:
   Available-for-sale                                                       89,173       94,427      94,788
   Equity securities                                                         4,641        2,532       4,595
                                                                         ---------    ---------    --------
                 Total investment securities                                93,814       96,959      99,383


Loans, net of allowance for loan losses of $4,541 in June, 2005
   $3,782 in June, 2004 and $4,136 in December, 2004                       396,622      334,358     373,629
Loans held-for-sale                                                          9,707       18,855       4,604
Investment in subsidiary                                                       310          310         310
Bank premises and equipment, net                                             9,731       10,691      10,336
Accrued interest receivable and other assets                                15,424       13,636      13,494
                                                                         ---------    ---------    --------
                 Total assets                                            $ 590,157    $ 521,829    $562,063
                                                                         =========    =========    ========

Liabilities and Shareholders' Equity

Deposits:
   Non-interest bearing                                                  $ 152,065    $ 114,657    $127,250
   Interest bearing                                                        357,596      334,136     357,243
                                                                         ---------    ---------    --------
                 Total deposits                                            509,661      448,793     484,493

Subordinated debentures                                                     10,310       10,310      10,310
Long term borrowings                                                        19,000       19,000      19,000
Accrued interest payable and other liabilities                               3,958        3,364       4,126
                                                                         ---------    ---------    --------
                 Total liabilities                                         542,929      481,467     517,929

Shareholders' equity:

Preferred stock - no par value:
   Authorized, 500,000 shares;
   Issued and outstanding - none
Common stock - no par value:
   Authorized, 15,000,000 shares;
   Issued and outstanding - 3,884,700 shares in June, 2005,
      3,807,676 shares in June, 2004, and 3,641,289 in December, 2004       39,476       33,242      33,473
Retained earnings                                                            7,981        7,684      10,500
Accumulated other comprehensive (loss) income                                 (229)        (564)        161
                                                                         ---------    ---------    --------
                 Total shareholders' equity                                 47,228       40,362      44,134

                 Total liabilities and shareholders' equity              $ 590,157    $ 521,829    $562,063
                                                                         =========    =========    ========

The accompanying notes are an integral part of these statements


                                                           North Bay Bancorp
                                                     Consolidated Income Statements
                                                               (Unaudited)
                                                       (In 000's except share data)
                                             Three Months Ended         Six Months Ended
                                            June 30,     June 30,     June 30,      June 30,
                                             2005         2004         2005          2004
                                            ------       ------       -------       -------
Interest Income
   Loans (including fees)                   $6,978       $5,394       $13,578       $10,650
   Federal funds sold                          210           58           340           100
   Investment securities - taxable             848          706         1,683         1,312
   Investment securities - tax exempt          109          136           220           296
                                            ------       ------       -------       -------
Total interest income                        8,145        6,294        15,821        12,358

Interest Expense
   Deposits                                    848          611         1,599         1,168
   Short term borrowings                         0            0             0             1
   Long term debt                              323          248           624           378
                                            ------       ------       -------       -------
Total interest expense                       1,171          859         2,223         1,547

Net interest income                          6,974        5,435        13,598        10,811

Provision for loan losses                      230          174           415           360
                                            ------       ------       -------       -------
Net interest income after
   provision for loan losses                 6,744        5,261        13,183        10,451

Non interest income                          1,021          995         1,977         1,981
Gains on securities transactions, net            0          262             0           262
                                            ------       ------       -------       -------
Total non interest income                    1,021        1,257         1,977         2,243

Non interest expenses
   Salaries and employee benefits            2,735        2,563         5,459         5,067
   Occupancy                                   446          344           840           711
   Equipment                                   532          515         1,079         1,007
   Other                                     1,460        1,149         2,830         2,383
                                            ------       ------       -------       -------
Total non interest expense                   5,173        4,571        10,208         9,168
                                            ------       ------       -------       -------
Income before provision for
   Income taxes                              2,592        1,947         4,952         3,526

Provision for income taxes                   1,007          740         1,905         1,284
                                            ------       ------       -------       -------

Net income                                  $1,585       $1,207       $ 3,047       $ 2,242
                                            ======       ======       =======       =======

Basic earnings per common share:            $ 0.41       $ 0.32       $  0.79       $  0.59
                                            ======       ======       =======       =======
Diluted earnings per common share:          $ 0.39       $ 0.31       $  0.75       $  0.57
                                            ======       ======       =======       =======
Dividends paid:                             $ 0.00       $ 0.00       $  0.15       $  0.13
                                            ======       ======       =======       =======

The accompanying notes are an integral part of these statements


                                North Bay Bancorp
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                                   (In 000's)

                                                         Three Months Ended      Six Months Ended
                                                        June 30,    June 30,   June 30,    June 30,
                                                          2005        2004       2005        2004
                                                        -------     -------    -------     -------
Net income                                              $ 1,585     $ 1,207    $ 3,047     $ 2,242

Other comprehensive income (loss), net of tax:
     Change in net unrealized losses on
     available-for sale securities, during the
     period, net of deferred income tax (benefit)
     of $215, ($1,140), ($278), and ($834),
     respectively.                                          304      (1,603)      (390)     (1,172)
                                                        -------     -------    -------     -------
Total other comprehensive income (loss)                 $ 1,889     $  (396)   $ 2,657     $ 1,070
                                                        =======     =======    =======     =======

The accompanying notes are an integral part of these statements

                                North Bay Bancorp
            Consolidated Statement of Change in Shareholders' Equity
                            For the Six Months Ended
                                  June 30, 2005
                              (Unaudited) (In 000's
                               except share data)


                                                                                       Accumulated
                                                                                          Other         Total
                                            Common Shares    Common       Retained    Comprehensive  Shareholders'
                                            Outstanding       Stock       Earnings     Income (loss)    Equity
                                            ----------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                   3,641,289      $ 33,473     $ 10,500        $ 161        $44,134

Stock dividend                                 184,353         4,996       (5,011)                        (15)
Cash dividend                                                                (555)                       (555)
Comprehensive income:
    Net income                                                              3,047                       3,047
    Other comprehensive loss, net of tax:
       Change in net unrealized losses on
       available-for-sale securities,
       net of a tax benefit of $278                                                       (390)          (390)

Comprehensive income
Stock options exercised, including a
tax benefit of $240                             59,058         1,007            0            0          1,007
                                            ----------      --------     --------        -----        -------
BALANCE, JUNE 30, 2005                       3,884,700      $ 39,476     $  7,981        $(229)       $47,228
                                            ==========      ========     ========        =====        =======

The accompanying notes are an integral part of these statements

                                     North Bay Bancorp
                           Consolidated Statement of Cash Flows
                                         Unaudited
                                        (In 000's)
                                                       Six Months Ended June 30,
                                                         2005          2004
                                                       --------      ---------
Cash Flows From Operating Activities:
Net income                                             $  3,047      $   2,242
Adjustment to reconcile net income to net cash
  used by operating activities:
  Depreciation and amortization                             806            802
  Provision for loan losses                                 415            360
  Amortization of deferred loan fees                       (432)          (297)
  Proceeds from sale of loans held-for-sale              48,434         84,271
  Purchase of loans held-for-sale                       (53,537)      (100,031)
  Premium amortization (discount accretion), net             28            175
  Gain on securities transactions                             0           (262)
   Changes in:
    Interest receivable and other assets                 (1,618)          (520)
    Interest payable and other liabilities                   72           (211)
                                                       --------      ---------
   Net cash used in operating activities                 (2,785)       (13,471)
                                                       --------      ---------
Cash Flows From Investing Activities:
Investment securities available-for-sale:
  Proceeds from maturities and principal payments         6,453         24,897
  Proceeds from sale of securities                            0          4,322
  Purchases                                              (1,533)       (34,911)
Equity securities:
  Purchases                                                 (46)        (1,181)
Net increase in loans                                   (22,976)       (31,282)
Capital expenditures                                       (236)          (584)
                                                       --------      ---------
   Net cash used in investing activities                (18,338)       (38,739)
                                                       --------      ---------
Cash Flows From Financing Activities:
Net increase in deposits                                 25,168         42,348
Increase in long-term borrowings                              0         19,000
Stock options exercised                                     767            306
Dividends paid                                             (570)          (475)
                                                       --------      ---------
   Net cash provided by financing activities             25,365         61,179
                                                       --------      ---------
Net increase  in cash and cash equivalents                4,242          8,969
Cash and cash equivalents at beginning of year           60,207         37,951
                                                       --------      ---------
Cash and cash equivalents at end of period             $ 64,449      $  46,920
                                                       ========      =========
Supplemental Disclosures of Non-Cash Investing and
Finance Activities:
   Unrealized gain on securities                       $    667      $   2,007
   Tax benefit on non-qualified options exercised      $    240      $      20
   Stock dividends                                     $  4,996      $   3,706
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                        $  2,198      $   1,511
  Taxes paid                                           $  1,955      $   1,770


The accompanying notes are an integral part of these statements

                                NORTH BAY BANCORP
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2005


NOTE 1 - Basis of Presentation
------------------------------

The accompanying consolidated financial statements, which include the accounts of North Bay Bancorp and its subsidiary, together the "Company", have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiary is The Vintage Bank, a community bank established in 1985, and its operating division Solano Bank which opened in 2000 and Vintage Capital Trust, a subsidiary of The Vintage Bank, which was established in February 2003. All significant intercompany transactions and balances have been eliminated.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months and six months ended June 30, 2005 and 2004, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 2004.


NOTE 2 - Commitments
--------------------

The Company has outstanding standby Letters of Credit of approximately $7,691,000, undisbursed real estate and construction loans of approximately $19,967,000, and undisbursed commercial and consumer lines of credit of approximately $86,068,000, as of June 30, 2005. The Company had outstanding standby Letters of Credit of approximately $2,185,000, undisbursed real estate and construction loans of approximately $20,086,000, and undisbursed commercial and consumer lines of credit of approximately $72,929,000, as of June 30, 2004.


NOTE 3 - Earnings Per Common Share
----------------------------------

The Company declared 5% stock dividends on January 26, 2004 and January 26, 2005 as well as a 3-for-2 stock split November 22, 2004. As a result of the stock dividends and stock split the number of common shares outstanding and earnings per share data were adjusted retroactively for all periods presented.

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

                                                          Weighted Average         Per-Share
                                    Net Income                Shares                 Amount
                                    ----------                ------                 ------
                                               (Dollars in 000's except share data)

                                           For the three months ended June 30, 2005
                                           ----------------------------------------
  Basic earnings per share           $1,585                 3,884,162               $0.41
  Dilutive effect of stock options                            150,042
  Diluted earnings per share                                4,034,205               $0.39

                                           For the three months ended June 30, 2004
                                           ----------------------------------------
  Basic earnings per share           $1,207                 3,814,170               $0.32
  Dilutive effect of stock options                            123,050
  Diluted earnings per share                                3,937,220               $0.31

                                                          Weighted Average         Per-Share
                                    Net Income                Shares                 Amount
                                    ----------                ------                 ------

                                           For the six months ended June 30, 2005
                                           --------------------------------------
  Basic earnings per share           $3,047                 3,866,555               $0.79
  Dilutive effect of stock options                            171,735
  Diluted earnings per share                                4,038,290               $0.75

                                           For the six months ended June 30, 2004
                                           --------------------------------------
  Basic earnings per share           $2,242                 3,787,596               $0.59
  Dilutive effect of stock options                            126,006
  Diluted earnings per share                                3,913,602               $0.57

NOTE 4- Stock-Based Compensation
--------------------------------

The Company uses the intrinsic value method to account for its stock option plans (in accordance with the provisions of Accounting Principles Board Opinion No. 25 and related interpretations). Under this method, compensation expense is recognized for awards of options to purchase shares of common stock to employees under compensatory plans only if the fair market value of the stock at the option grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", permits companies to continue using the intrinsic-value method to account for stock option plans or adopt a fair value based method. The fair value based method results in recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant. The Company has elected to continue to use the intrinsic value method and the pro forma disclosures required by SFAS 123. (See Impact of Recently Issued Accounting Standards.) Using the fair value method the Company's net income and earnings per share amounts would have been reduced to the pro forma amounts as indicated below:

                                               (In 000's except share data)
                                            For the three months ended June 30,
                                                  2005            2004
                                                -------         -------
Net income as reported                          $ 1,585         $ 1,207
Total stock-based employee
   compensation expense determined under
   the fair value based method
   for all awards, net of related
   tax effects                                      179              83
                                                -------         -------
Net income pro forma                            $ 1,406         $ 1,124
Earnings per share:
      As reported:
Basic                                           $   .41         $   .32
Diluted                                         $   .39         $   .31
      Pro forma:
Basic                                           $   .36         $   .29
Diluted                                         $   .35         $   .29



                                               (In 000's except share data)
                                            For the six months ended June 30,
                                                  2005            2004
                                                -------         -------
Net income as reported                          $ 3,047         $ 2,242
Total stock-based employee
   compensation expense determined under
   the fair value based method
   for all awards, net of related
   tax effects                                      260             166
                                                -------         -------
Net income pro forma                            $ 2,787         $ 2,076
Earnings per share:
      As reported:
Basic                                           $   .79         $   .59
      Diluted                                   $   .75         $   .57
      Pro forma:
Basic                                           $   .72         $   .55
Diluted                                         $   .69         $   .53


NOTE 5 - Impact of Recently Issued Accounting Standards
-------------------------------------------------------

In December 2003, the FASB issued FASB  Interpretation  No. 46 (revised December
2003), Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (VIEs), which was issued in January 2003. The Company was required to apply FIN 46R to variable interest in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the FIN 46R will be applied beginning on January 1, 2005. For an VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured a their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determined the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company currently does not have any VIEs that are within the scope of this Statement.

In December 2004, the FASB issued FASB Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim reporting period of the Company's fiscal year beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R on January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will not have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

NOTE 6 - Borrowings
-------------------

Total borrowings were $19 million at June 30, 2005 and at June 30, 2004. The following table summarizes the borrowings:

                     Fixed Rate Borrowings at June 30, 2005
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

Moreover, wherever phrases are prefaced with qualifiers such as or similar to "In Management's opinion" and "Management considers" are used throughout these statements, it is an indication that the opinion expressed was based upon the knowledge of Management at the time made, and is subject to change by the passage of time and/or subsequent events. Accordingly, such statements are subject to the same risks and uncertainties noted above with respect to forward-looking statements.

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

We evaluate our allowance for loan losses on a monthly basis. We believe that the allowance for loan losses is a "critical accounting estimate" because it is based upon management's assessment of various factors affecting the collectibility of the loans, including current and projected economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans and commitments.

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

Specific allowances defined as:

     o Management assessment of all loans classified as substandard or worse, with an outstanding balance of $100,000 or more

     o A specific allowance is provided for any amount by which the loan's collateral fair value is insufficient to cover the loan; or discounting estimated future cash flows, or by observing the loan's market price if it is of a kind for which there is a secondary market

General allowance defined as:

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

OVERVIEW
--------

Net income was $1,585,000 or $.39 per diluted share for the three months ended June 30, 2005, compared with $1,207,000 or $.31 per diluted share for the three months ended June 30, 2004, an increase of 31%. Net income was $3,047,000 or $.75 per diluted share for the six months ended June 30, 2005, compared with $2,242,000 or $.57 per diluted share for the six months ended June 30, 2004, an increase of 36%. Total assets were $590,157,000 as of June 30, 2005; equating to a 13% growth in assets during the twelve months ended June 30, 2005.

SUMMARY OF EARNINGS

NET INTEREST INCOME
-------------------

The following table provides a summary of the components of interest income, interest expense and net interest margins for the three months ended June 30, 2005 and June 30, 2004:

                                                                 (In 000's)
                                                   2005                                   2004
                                                ---------                               ---------
                                    Average      Income/       Average      Average     Income/     Average
                                    Balance      Expense      Yield/Rate    Balance     Expense    Yield/Rate
                                   --------------------------------------------------------------------------
Loans  (1)  (2)                    $ 406,169    $   6,978       6.87%      $ 344,421    $   5,394    6.26%
Investment securities:
  Taxable                             83,942          846       4.03%         74,431          705    3.79%
  Non-taxable (3)                     11,855          145       4.89%         14,078          174    4.94%
                                   ---------    ---------                  ---------    ---------
TOTAL LOANS AND INVESTMENT
SECURITIES                           501,966        7,969       6.35%        432,930        6,273    5.80%

 Due from banks, time                    100            1       4.00%            100            1    4.00%
 Federal funds sold                   26,074          211       3.24%         23,322           58     .99%
                                   ---------    ---------                  ---------    ---------
TOTAL EARNING ASSETS                 528,140    $   8,181       6.20%        456,352    $   6,332    5.55%
                                   ---------    ---------                  ---------    ---------

 Cash and due from banks              35,373                                  35,247
 Allowance for loan losses           (4,388)                                  (3,700)
 Premises and equipment, net           9,928                                  10,737
 Accrued interest receivable
   and other assets                   14,258                                  13,558
                                   ---------                               ---------
TOTAL ASSETS                       $ 581,311                               $ 512,194
                                   =========                               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
   Interest bearing demand         $ 235,613    $     446       0.76%      $ 210,836    $     270    0.51%
   Savings                            41,489           22       0.21%         40,434           23    0.23%
   Time                               73,351          380       2.07%         75,461          318    1.69%
                                   ---------    ---------                  ---------    ---------
                                     350,453          848        .97%        326,731          611     .75%

   Short-term debt                         0            0       0.00%              0            0    0.00%
   Long-term debt                     29,310          323       4.41%         25,267          248    3.93%
                                   ---------    ---------                  ---------    ---------
                                      29,310          323                     25,267          248

TOTAL INTEREST BEARING
 LIABILITIES                         379,763    $   1,171       1.23%        351,998    $     859     .98%
                                   ---------    ---------                  ---------    ---------

 Noninterest bearing DDA             151,084                                 116,108
 Accrued interest payable
   and other liabilities               3,880                                   3,788
 Shareholders' equity                 46,584                                  40,300
                                   ---------                               ---------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY              $ 581,311                               $ 512,194
                                   =========                               =========

NET INTEREST INCOME                             $   7,010                               $   5,473
                                                =========                               =========
NET INTEREST INCOME TO
 AVERAGE EARNING ASSETS
(Net Interest Margin (4))                            5.31%                                   4.80%

(1) Average loans would include nonaccrual loans. The Company had no nonaccrual loans during 2005 or 2004.

(2) Loan interest income includes loan fee income of $267 and $221 for the three months ended June 30, 2005 and June 30, 2004, respectfully.

(3) Average yields shown are on a taxable-equivalent basis. On a non-taxable basis, 2005 interest income on tax exempt securities was $109 with an average yield of 3.68%; in 2004, on a non-taxable basis, interest income on tax exempt securities was $136 with an average yield of 3.86%.

(4) Net interest margin is calculated by dividing net interest income by the average balance of total earning assets for the applicable period.

The following table provides a summary of the components of interest income, interest expense and net interest margins for the six months ended June 30, 2005 and June 30, 2004:

                                                                 (In 000's)
                                                   2005                                   2004
                                                ---------                               ---------
                                    Average      Income/       Average      Average     Income/     Average
                                    Balance      Expense      Yield/Rate    Balance     Expense    Yield/Rate
                                   --------------------------------------------------------------------------

 Loans  (1)  (2)                   $ 397,081    $  13,578       6.84%      $ 329,081    $  10,650     6.47%
 Investment securities:
   Taxable                            85,198        1,682       3.95%         71,351        1,310     3.67%
   Non-taxable (3)                    11,869          290       4.89%         15,271          392      5.13%
                                   ---------    ---------                  ---------    ---------

TOTAL LOANS AND INVESTMENT
SECURITIES                           494,148       15,550       6.29%        415,703       12,352     5.94%

 Due from banks, time                    100            1       2.00%            100            2     4.00%
 Federal funds sold                   21,860          340       3.11%         19,910          100     1.00%
                                   ---------    ---------                  ---------    ---------

TOTAL EARNING ASSETS                 516,108    $  15,891       6.16%        435,713    $  12,454     5.72%
                                   ---------    ---------                  ---------    ---------

 Cash and due from banks              34,470                                  33,110
 Allowance for loan losses            (4,297)                                 (3,648)
 Premises and equipment, net          10,074                                  10,781
 Accrued interest receivable
   and other assets                   14,115                                  13,281
                                   ---------                               ---------

TOTAL ASSETS                       $ 570,470                               $ 489,237
                                   =========                               =========

LIABILITIES AND SHAREHOLDERS'
EQUITY
 Deposits:
   Interest bearing demand         $ 229,647    $     833       0.73%      $ 205,849    $     517     0.50%
   Savings                            41,970           47       0.22%         39,206           44     0.22%
   Time                               74,868          720       1.92%         73,786          607     1.65%
                                   ---------    ---------                  ---------    ---------
                                     346,485        1,600        .92%        318,841        1,168      .73%

   Short-term debt                         0            0       0.00%              0            1     0.00%
   Long-term debt                     29,310          623       4.25%         17,633          378     4.29%
                                   ---------    ---------                  ---------    ---------
                                      29,310          623                     17,633          379

TOTAL INTEREST BEARING
  LIABILITIES                        375,795    $   2,223       1.18%        336,474    $   1,547      .92%
                                   ---------    ---------                  ---------    ---------

 Noninterest bearing DDA             144,358                                 108,837
 Accrued interest payable
   and other liabilities               4,263                                   4,477
 Shareholders' equity                 46,054                                  39,449
                                   ---------                               ---------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY              $ 570,470                               $ 489,237
                                   =========                               =========

NET INTEREST INCOME                             $  13,668                               $  10,907
                                                =========                               ========
NET INTEREST INCOME TO
 AVERAGE EARNING ASSETS
(Net Interest Margin (4))                            5.30%                                   5.01%

(1) Average loans would include nonaccrual loans. The Company had no nonaccrual loans during 2005 or 2004.

(2) Loan interest income includes loan fee income of $642 and $577 for the six months ended June 30, 2005 and June 30, 2004, respectfully.


(3) Average yields shown are on a taxable-equivalent basis. On a non-taxable basis, 2005 interest income on tax exempt securities was $220 with an average yield of 3.71%; in 2004, on a non-taxable basis, interest income on tax exempt securities was $296 with an average yield of 3.88%.

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

Net interest income before the provision for loan losses on a taxable-equivalent basis for the three months ended June 30, 2005 and June 30, 2004 was $7,010,000 and $5,473,000, respectively. These results equate to a 28% increase in net interest income for the second quarter of 2005 compared to the second quarter of 2004. Loan fee income, which is included in interest income from loans, was $267,000 for the three months ended June 30, 2005, compared with $221,000 for the three months ended June 30, 2004. Net interest income before the provision for loan losses on a taxable-equivalent basis for the six months ended June 30, 2005 and June 30, 2004 was $13,668,000 and $10,907,000, respectively. These results equate to a 25% increase in net interest income for the first six months of 2005 compared to the same period of 2004. Loan fee income, which is included in interest income from loans, was $642,000 for the six months ended June 30, 2005, compared with $577,000 for the six months ended June 30, 2004.

Taxable-equivalent interest income increased $1,849,000 or 29% in the second quarter of 2005 compared with the same period of 2004. The net increase of $1,849,000 was attributable to an increase in the volume of earning assets accounting for $1,037,000 of this increase, and $812,000 attributable to higher rates. Interest paid on interest-bearing liabilities increased $312,000 or 36% in the second quarter of 2005 compared with the second quarter of 2004. The increase of $312,000 was attributable to an increase in the volume of deposits and other borrowings accounting for $64,000 of this increase, and $248,000 was attributable to higher rates.

Taxable-equivalent interest income increased $3,437,000 or 28% in the first six months of 2005 compared with the same period of 2004. The net increase of $3,437,000 was attributable to an increase in the volume of earning assets accounting for $2,378,000 of this increase, and $1,059,000 attributable to higher rates. Interest paid on interest-bearing liabilities increased $676,000 in the first half of 2005 compared with the first half of 2004. The increase in the volume of deposits and other borrowings accounted for an increase of $321,000, and $355,000 was attributable to higher rates.

The average balance of earning assets for the six month period increased $80,395,000 or 18% when compared with June 30, 2004 and the average balance of interest-bearing liabilities increased $39,321,000 or 12% compared with the same period in 2004. Management does not expect a material change in the Company's net interest margin during the next twelve months as the result of a modest increase or decrease in general interest rates.

The following table sets forth a summary of the changes in interest earned and interest paid for the three months ended June 30, 2005 over the same period of 2004 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

                                                              (In 000's)
                                                            2005 Over 2004
                                                            --------------
                                                     Volume       Rate         Total
                                                   -----------------------------------
Increase (Decrease) in Interest and Fee Income

   Time deposits with other
    Financial institutions                           $    0      $    0       $    0
   Investment securities:
     Taxable                                             90          51          141
     Non-taxable (1)                                    (27)         (2)         (29)
   Federal funds sold                                     7         146          153
   Loans                                                967         617        1,584
                                                   -----------------------------------
   Total interest and fee income                      1,037         812        1,849
                                                   -----------------------------------

Increase (Decrease) in Interest Expense

   Deposits:
     Interest bearing
     Transaction accounts                                32         144          176
     Savings                                              1          (2)          (1)
     Time deposits                                       (9)         71           62
                                                   -----------------------------------
   Total deposits                                        24         213          237

   Short-term borrowings                                  0           0            0
   Long-term debt                                        40          35           75
                                                   -----------------------------------
   Total Interest Expense                                64         248          312
                                                   -----------------------------------
   Net Interest Income                               $  973      $  564       $1,537
                                                   ===================================

(1) The interest earned is taxable-equivalent.

The following table sets forth a summary of the changes in interest earned and interest paid for the six months ended June 30, 2005 over the same period of 2004 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

                                                              (In 000's)
                                                            2005 Over 2004
                                                            --------------
                                                     Volume       Rate         Total
                                                   -----------------------------------
Increase (Decrease) in Interest and Fee Income

   Time deposits with other
    Financial institutions                           $    0      $   (1)      $   (1)
   Investment securities:
     Taxable                                            254         118          372
     Non-taxable (1)                                    (87)        (15)        (102)
   Federal funds sold                                    10         230          240
   Loans                                              2,201         727        2,928
                                                   -----------------------------------
   Total interest and fee income                      2,378       1,059        3,437
                                                   -----------------------------------

Increase (Decrease) in Interest Expense

   Deposits:
     Interest bearing
     Transaction accounts                                60         256          316
     Savings                                              3           0            3
     Time deposits                                        9         104          113
                                                   -----------------------------------
   Total deposits                                        72         360          432

   Short-term borrowings                                 (1)          0           (1)
   Long-term debt                                       250          (5)         245
                                                   -----------------------------------
   Total Interest Expense                               321         355          676
                                                   -----------------------------------
   Net Interest Income                               $2,057      $  704       $2,761
                                                   ===================================

(2) The interest earned is taxable-equivalent.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------

The Company maintains an allowance for loan losses at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by the provision for loan losses and reduced by net charge offs. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary they are reported in earnings in the periods in which they become known. The Company conducts credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience and other factors in determining the adequacy of the allowance balance. This evaluation establishes a specific allowance for all classified loans over $100,000 and establishes percentage allowance requirements for all other loans, according to the classification as determined by the Company's internal grading system. As of June 30, 2005 the allowance for loan losses of $4,541,000 represented 1.13% of loans outstanding. As of June 30, 2004, the allowance represented 1.12% of loans outstanding. During the three months ended June 30, 2005 $230,000 was charged to expense for the loan loss provision, compared with $174,000 for the same period in 2004. During the six months ended June 30, 2005 $415,000 was charged to expense for the loan loss provision, compared with $360,000 for the same period in 2004. The increase in the expense for the loan loss provision was to provide for growth in the overall loan portfolio. There were net charge-offs of $10,000 during the first six months of 2005 compared with $102,000 of net charge-offs during the first six months of 2004.

The following table summarizes changes in the allowance for loan losses:

                                                            (In 000's)
                                                     For the Six months ended
                                                  June 30, 2005    June 30, 2004
Balance, beginning of period                         $4,136            $3,524
Provision for loan losses                               415               360
Loans charged off                                       (12)             (107)
Recoveries of loans previously charged off                2                 5
                                                     ------            -------
Balance, end of period                               $4,541            $3,782
                                                     ======            ======

Allowance for loan losses to total                   1.13%               1.12%
outstanding loans

There were no loans on non-accrual status as of June 30, 2005, June 30, 2004 or December 31, 2004. There were no loans 90 days or more past due and still accruing interest or restructured loans at June 30, 2005, June 30, 2004 or December 31, 2004.

NON-INTEREST INCOME
-------------------

Non-interest income, excluding gains on the sale of securities, was $1,021,000 for the three months ended June 30, 2005 compared with $995,000 for the same period in 2004, a 3% increase. Non-interest income, excluding gains on the sale of securities, was $1,977,000 for the six months ended June 30, 2005 compared with $1,981,000 for the same period in 2004, a slight decrease. Non-interest income primarily consists of service charges and other fees related to deposit accounts. The Company has had an increase in service charge income resulting from an increase in the number of deposit accounts, offset by a decrease in service charges related to the overdraft privilege program.

GAINS ON SECURITIES
-------------------

There were no gains or losses for the three months and six months ended June 30, 2005. Net gains of $262,000 for the three and six months ended June 30, 2004, resulted from the sale of several available-for-sale securities.

NON-INTEREST EXPENSE
--------------------

Non-interest expense for the three months ended June 30, 2005 and June 30, 2004 was $5,173,000 and $4,571,000, respectively, a 13% increase. Non-interest expense for the six months ended June 30, 2005 and June 30, 2004 was $10,208,000 and $9,168,000, respectively, an 11% increase. Salaries and employee benefits expense for the three months ended June 30, 2005 and 2004 were $2,735,000 and $2,563,000, respectively, a 7% increase. Salaries and employee benefits expense for the six months ended June 30, 2005 and 2004 were $5,459,000 and $5,067,000, respectively, an 8% increase. The increase in 2005 resulted from increased salaries paid to Company officers and employees. Full-time equivalent (FTE) employees were 169 at June 30, 2004 compared with 165 at June 30, 2005. The decreases in FTE was related to efficiencies gained with the consolidation of our Solano Bank charter into The Vintage Bank Charter and outsourcing some network technology services. Occupancy expense for the three months ended June 30, 2005 and 2004 was $446,000 and $344,000, respectively, a 30% increase.
Occupancy expense for the six months ended June 30, 2005 and 2004 was $840,000 and $711,000, respectively, representing an 18% increase. The increase in Occupancy expense in 2005 is attributed to having vacancy in our Vacaville building and to opening an American Canyon branch office in August 2004. Equipment expense for the three months ended June 30, 2005 and 2004 was $532,000 and $515,000, respectively, representing an increase of 3%. Equipment expense for the six months ended June 30, 2005 and 2004 was $1,079,000 and $1,007,000, respectively, an increase of 7%. The increase in Equipment expense is primarily attributable to opening a branch office in American Canyon. Other expenses for the three months ended June 30, 2005 and June 30, 2004 were $1,460,000 and $1,149,000, respectively, a 27% increase. Other expenses for the six months ended June 30, 2005 and June 30, 2004 were $2,830,000 and $2,383,000, respectively, a 19% increase. The increase in other expense in 2005 compared with 2004 was primarily in consulting and audit expenses associated with Sarbanes-Oxley compliance work.

INCOME TAXES
------------

The Company reported a provision for income tax for the three months ended June 30, 2005 and 2004 of $1,007,000, or 39% of pretax income and $740,000, or 38% of pretax income respectively. The Company reported a provision for income tax for the six months ended June 30, 2005 and 2004 of $1,905,000 or 38% of pretax income and $1,284,000 or 36% of pretax income, respectively. Both the 2005 and 2004 provisions reflect tax accruals at statutory rates for federal income taxes, adjusted primarily for the effect of the Company's investments in tax-exempt municipal securities, bank owned life insurance policies and state taxes. The higher tax rate in 2005 was primarily due to a lower level of tax-free municipal bonds in the Company's investment portfolio.

BALANCE SHEET
-------------

Total assets as of June 30, 2005 were $590,157,000 compared with $521,829,000 as of June 30, 2004, and $562,063,000 at December 30, 2004 equating to a 13% increase during the twelve months ended June 30, 2005, and a 5% increase for the six months ended June 30, 2005. Total deposits as of June 30, 2005 were $509,661,000 compared with $448,793,000 as of June 30, 2004, and $484,493,000 at
December 30, 2004 representing a 14% increase during the twelve months then ended, and a 5% increase for the six months ended June 30, 2005. Gross loans outstanding as of June 30, 2005 were $401,163,000 compared with $338,140,000 as of June 30, 2004, and $377,765,000 at December 30, 2004 equating to a 19% increase during the twelve months then ended and a 6% increase for the six months ended June 30, 2005.

LOANS HELD FOR SALE
-------------------

The  Company  had   $9,707,000,   $18,885,000   and   $4,604,000   in  purchased
participations in mortgage loans as of June 30, 2005, June 30, 2004 and December 31, 2004, respectively. Loans originated or purchased and considered held for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. There were no gains or losses recognized during 2004 or 2005.

SUBORDINATED DEBENTURES
-----------------------

During June 2002, the Company formed North Bay Statutory Trust I (Trust), a Connecticut statutory business trust, for the purpose of issuing guaranteed undivided beneficial interests in junior subordinated debentures (trust preferred securities). During June 2002, the Trust issued $10 million in floating rate Cumulative Trust Preferred Securities (Securities). The Securities bear interest at a rate of LIBOR plus 3.45% and had an initial interest rate of 5.34%; as of June 30, 2005 the interest rate was 6.92%; the Securities will mature on June 26, 2032, but earlier redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules.

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

BORROWINGS
----------

Total borrowings were $19 million at June 30, 2005 and at June 30, 2004. The following table summarizes the borrowings:

                              Fixed Rate Borrowings
                                  ($ in 000's)
                                       Amount     Maturity Date    Interest Rate
                                      -------     -------------    -------------
Federal Home Loan Bank Advance        $ 5,000       4-17-2006         2.24%
Federal Home Loan Bank Advance          5,000       4-16-2007         2.83%
Federal Home Loan Bank Advance          9,000       4-14-2008         3.23%
                                      -------
Total                                 $19,000
Weighted average interest rate                                        2.86%


LIQUIDITY AND CAPITAL ADEQUACY
------------------------------

The Company's liquidity is determined by the level of assets (such as cash, Federal Funds, and investment in unpledged marketable securities) that are readily convertible to cash to meet customer withdrawals and borrowings. Management reviews the Company's liquidity position on a regular basis to ensure that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Company has a comprehensive Asset/Liability Management and Liquidity Policy, which it uses to determine adequate liquidity. As of June 30, 2005 liquid assets were 27% of total assets, compared with 28% as of June 30, 2004. The Company is within its policy guidelines.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) established ratios used to determine whether a Company is "Well Capitalized," "Adequately Capitalized," "Undercapitalized," "Significantly Undercapitalized," or "Critically Undercapitalized." A Well Capitalized Company has risk-based capital of at least 10%, tier 1 risked-based capital of at least 6%, and a leverage ratio of at least 5%. As of June 30, 2005, the Company's risk-based capital ratio was 12.55%. The Company's tier 1 risk-based capital ratio and leverage ratio were 11.61% and 9.88%, respectively as June 30, 2005.

As the following table indicates, the Company and the Bank currently exceeds the regulatory capital minimum requirements. The Company and the Bank are considered
"Well Capitalized" according to regulatory guidelines.
                                                                           To Be WellCapitalized
                                                       For Capital         Under Prompt Corrective
                                    Actual           Adequacy Purposes        Action Provisions
                                    ------           -----------------        -----------------
                                                         (In 000's)
                                                     Minimum regulatory       Minimum regulatory
                                                         requirement             requirement
                              Amount      Ratio      Amount       Ratio       Amount       Ratio
                              ------      -----      ------       -----       ------       -----
As of June 30, 2005:
Total Capital (to Risk
   Weighted Assets)
      Consolidated            $62,119     12.55%     $39,599       8.00%     $49,499       10.00%
      The Vintage Bank         56,996     11.52%      39,590       8.00%      49,487       10.00%

Tier I Capital (to Risk
   Weighted Assets)
      Consolidated             57,457     11.61%      19,800       4.00%      29,700        6.00%
      The Vintage Bank         52,334     10.58%      19,795       4.00%      29,692        6.00%

Tier I Capital (to
   Average Assets)
      Consolidated             57,457      9.88%      23,252       4.00%      29,066        5.00%
      The Vintage Bank         52,334      9.09%      23,017       4.00%      28,772        5.00%


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

The Company manages interest rate risk through the Bank appointed Asset Liability Committee (ALCO). The ALCO monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis uses an income simulation approach to measure the change in interest income and expense under rate shock conditions. The model considers the three major factors of (a) volume differences, (b) repricing differences and (c) timing in its income simulation. The model begins by disseminating data into appropriate repricing buckets based on internally supplied algorithms (or overridden by calibration). Next, each major asset and liability type is assigned a "multiplier" or beta to simulate how much that particular balance sheet category type will reprice when interest rates change. The model uses eight asset and liability multipliers consisting of bank-specific or default multipliers. The remaining step is to simulate the timing effect of assets and liabilities by modeling a month-by-month simulation to estimate the change in interest income and expense over the next 12-month period. The results are then expressed as the change in pre-tax net interest income over a 12-month period for +/-1%, and +/-2% shocks.

Utilizing the simulation model to measure interest rate risk at June 30, 2005 and December 31, 2004 the Company is within the established exposure of a 4% change in "return on equity" tolerance limit. There were no significant changes in interest rate risk from the Annual Report on Form 10-K for December 31, 2004.

                                     Item 4.

                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation as of June 30, 2005, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls:

There were no significant changes in our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our disclosure controls.

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

     (a) The Sixth Annual Meeting of the shareholders of the Company was held on May 12, 2005.

     (b) Proxies for the meeting were solicited pursuant to Regulation 14A under the Act, there were no solicitations in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected.

     (c) The election of directors and to ratify the appointment of KPMG, LLP as the Company's 2005 Independent Certified Public Accounts were the only items voted upon at the annual shareholders' meeting. At the Sixth Annual Meeting, the proposal to ratify the appointment of KPMG, LLP as the Company's 2005 Independent Certified Public Accounts was approved with 3,129,039 affirmative votes. There were, 5,914 negative votes, and 19,420 abstaining votes.

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


                                            NORTH BAY BANCORP
                                            A California Corporation


Date: August 11, 2005                       BY: /s/ Terry L. Robinson
                                               ---------------------------------
                                               Terry L. Robinson
                                               President & CEO
                                               Principal Executive Officer


Date: August 11, 2005                       BY: /s/ Lee-Ann Cimino
                                               ---------------------------------
                                               Lee-Ann Cimino
                                               Senior Vice President
                                               Principal Financial Officer

                                  EXHIBIT INDEX

    Exhibit No.  Description
    -----------  -----------
          3.2    Amended and Restated Bylaws

         10.1    Oral Employment Agreement with Suzette Junier

         10.2    Oral Employment Agreement with Stephanie Rode

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