Form 10-Q
period 2005-09-30
NORTH BAY BANCORP/CA
filed 2005-11-14
CIK 1102595

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR the quarter period ended September 30, 2005


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

                                Yes __X__ No_____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                Yes _____ No __X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes _____ No __X__

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of North Bay Bancorp's Common Stock outstanding as of November 10, 2005: 3,897,504

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

FINANCIAL INFORMATION
---------------------

The information for the three months and nine months ended September 30, 2005 and September 30, 2004 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of North Bay Bancorp (Company) at September 30, 2005 and September 30, 2004 and the results of operations and cash flows for the three and nine months then ended. Results for interim periods should not be considered as indicative of results for a full year.

                                     Item 1.
                              FINANCIAL STATEMENTS


                                                                             North Bay Bancorp
                                                                        Consolidated Balance Sheets
                                                                       (In 000's except share data)

                                                                       (Unaudited)
                                                                       September 30,   December 31,
Assets                                                                     2005           2004
                                                                         ---------      ---------
Cash and due from banks                                                  $  31,148      $  27,442
Federal funds sold                                                          70,745         32,865
                                                                         ---------      ---------
                     Total cash and cash equivalents                       101,893         60,307

Investment Securities:
   Available-for-sale                                                      104,741         94,788
   Equity securities                                                         4,662          4,595
                                                                         ---------      ---------
                     Total investment securities                           109,403         99,383

Loans, net of allowance for loan losses of $4,832 at September, 2005
   and $4,136 at December, 2004                                            392,877        373,629
Loans held-for-sale                                                              0          4,604
Investment in subsidiary                                                       310            310
Bank premises and equipment, net                                             9,542         10,336
Accrued interest receivable and other assets                                16,018         13,494
                                                                         ---------      ---------

                            Total assets                                 $ 630,043      $ 562,063
                                                                         =========      =========

Liabilities and Shareholders' Equity

Deposits:
   Non-interest bearing                                                  $ 166,239      $ 127,250
   Interest bearing                                                        380,611        357,243
                                                                         ---------      ---------
                           Total deposits                                  546,850        484,493


Subordinated debentures                                                     10,310         10,310
Long Term Borrowings                                                        19,000         19,000
Accrued interest payable and other liabilities                               4,763          4,126
                                                                         ---------      ---------

                          Total liabilities                                580,923        517,929

Shareholders' equity:

Preferred stock - no par value:
Authorized, 500,000 shares;
Issued and outstanding - none
Common stock - no par value:
Authorized, 10,000,000 shares;
Issued and outstanding - 3,897,504 shares at September, 2005
   and 3,641,289 at December, 2004                                          39,816         33,473
Retained earnings                                                            9,799         10,500
Accumulated other comprehensive income                                        (495)           161
                                                                         ---------      ---------
                     Total shareholders' equity                             49,120         44,134
                                                                         ---------      ---------

             Total liabilities and shareholders' equity                  $ 630,043      $ 562,063
                                                                         =========      =========

The accompanying notes are an integral part of these statements


                                                                      North Bay Bancorp
                                                                Consolidated Income Statements
                                                                         (Unaudited)
                                                                 (In 000's except share data)

                                                   Three Months Ended              Nine months Ended
                                            September 30,    September 30,    September 30,    September 30,
                                                2005              2004            2005             2004
                                               -------          -------          -------          -------
Interest Income
   Loans (including fees)                      $ 7,340          $ 5,865          $20,918          $16,515
   Federal funds sold                              465               39              805              139
   Investment securities - taxable                 921              805            2,604            2,117
   Investment securities - tax exempt              121              113              341              409
                                               -------          -------          -------          -------
Total interest income                            8,847            6,822           24,668           19,180

Interest Expense
   Deposits                                      1,081              677            2,680            1,845
   Short term borrowings                             0                0                0                1
   Long term debt                                  334              284              958              662
                                               -------          -------          -------          -------
Total interest expense                           1,415              961            3,638            2,508
                                               -------          -------          -------          -------
Net interest income                              7,432            5,861           21,030           16,672

Provision for loan losses                          300              180              715              540
                                               -------          -------          -------          -------

Net interest income after
   provision for loan losses                     7,132            5,681           20,315           16,132

Non interest income                              1,027              986            3,005            2,967
Gains on securities transactions, net                0                0                0              262
                                               -------          -------          -------          -------
Total non interest income                        1,027              986            3,005            3,229

Non interest expense
   Salaries and employee benefits                2,763            2,566            8,221            7,633
   Occupancy                                       477              369            1,317            1,080
   Equipment                                       487              502            1,566            1,509
   Other                                         1,484            1,230            4,315            3,613
                                               -------          -------          -------          -------
Total non interest expense                       5,211            4,667           15,419           13,835
                                               -------          -------          -------          -------

Income before provision for
   Income taxes                                  2,948            2,000            7,901            5,526

Provision for income taxes                       1,131              750            3,036            2,034
                                               -------          -------          -------          -------

Net income                                     $ 1,817          $ 1,250          $ 4,865          $ 3,492
                                               =======          =======          =======          =======

Basic earnings per common share:               $  0.47          $  0.33          $  1.26          $  0.92
                                               =======          =======          =======          =======
Diluted earnings per common share:             $  0.45          $  0.32          $  1.20          $  0.89
                                               =======          =======          =======          =======
Dividends paid:                                $  0.00          $  0.00          $  0.15          $  0.13
                                               =======          =======          =======          =======

The accompanying notes are an integral part of these statements


                                                                              North Bay Bancorp
                                                               Consolidated Statements of Comprehensive Income
                                                                                 (Unaudited)
                                                                                 (In 000's)

                                                                  Three Months Ended               Nine Months Ended
                                                           September 30,     September 30,   September 30,    September 30,
                                                               2005              2004            2005             2004
                                                          ----------------------------------------------------------------
Net income                                                    $1,817           $1,250          $4,865           $3,492

Other comprehensive income (loss), net of tax:
     Change in net unrealized losses on
     available-for sale securities, during the
     period, net of deferred income tax (benefit)
     of ($188), $641, ($466), and $193,
     respectively.                                              (266)             901            (656)            (271)
                                                          -----------------------------------------------------------------
Total other comprehensive income (loss)                       $1,151           $2,151          $4,209           $3,221
                                                              ======           ======          ======           ======


The accompanying notes are an integral part of these statements


                                                                              North Bay Bancorp
                                                           Consolidated Statement of Change in Shareholders' Equity
                                                                          For the Nine months Ended
                                                                              September 30, 2005
                                                                                 (Unaudited)
                                                                         (In 000's except share data)



                  .                                                               Accumulated

                                                                                        Other        Total
                                         Common Shares      Common    Retained   Comprehensive    Shareholders'   Comprehensive
                                         Outstanding         Stock    Earnings   Income (loss)       Equity           Income
                                      -----------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2004                 3,641,289        $33,473     $10,500      $  161        $44,134

Stock dividend                               184,353          4,996      (5,011)                       (15)
Cash dividend                                                              (555)                      (555)
Comprehensive income:
    Net income                                                            4,865                      4,865          $4,865
    Other comprehensive loss, net of tax:
       Change in net unrealized
losses on
       available-for-sale
securities, net of
        tax of $466                                                                    (656)          (656)           (656)
                                                                                                                    -------
Comprehensive income                                                                                                $4,209
                                                                                                                    =======
Stock options exercised, including
tax benefit of $373                           71,862          1,347                                  1,347
                                           ---------        -------     -------      ------        -------
BALANCE, SEPTEMBER 30, 2005                3,897,504        $39,816     $ 9,799      $ (495)       $49,120
                                           =========        =======     =======      ======        =======

The accompanying notes are an integral part of these statements

                                     North Bay Bancorp
                           Consolidated Statement of Cash Flows
                                       (Unaudited )
                                        (In 000's)

                                                            Nine months Ended September 30,
                                                               2005             2004
                                                             ---------       ---------
Cash Flows From Operating Activities:
Net income                                                   $   4,865       $   3,492
Adjustment to reconcile net income to net cash provided by
  (used by) operating activities:
  Depreciation and amortization                                  1,153           1,212
  Provision for loan losses                                        715             540
  Amortization of deferred loan fees                              (622)           (442)
  Proceeds from sale of loans held-for-sale                     75,886         182,777
  Purchase of loans held-for-sale                              (71,282)       (199,914)
  Premium amortization (discount accretion), net                    41             199
  Cash benefit from the exercise of stock options                 (373)            (65)
  Gain on securities transactions                                    0            (262)
   Changes in:
    Interest receivable and other assets                        (2,058)           (940)
    Interest payable and other liabilities                       1,009             136
                                                             ---------       ---------
   Net cash provided by  (used by) operating activities          9,334         (13,267)
Cash Flows From Investing Activities:
Investment securities available-for-sale:
  Proceeds from maturities and principal payments                9,756          30,226
  Proceeds from sale of securities                                   0           4,322
  Purchases                                                    (20,871)        (36,911)
Equity securities:
  Purchases                                                        (67)         (1,203)
Net increase in loans                                          (19,341)        (51,362)
Capital expenditures                                              (359)           (960)
                                                             ---------       ---------
   Net cash used in investing activities                       (30,882)        (55,888)
Cash Flows From Financing Activities:
Net increase in deposits                                        62,357          70,347
Increase in long-term borrowings                                     0          19,000
Stock options exercised                                          1,347             543
Dividends paid                                                    (570)           (475)
                                                             ---------       ---------
   Net cash provided by financing activities                    63,134          89,415
                                                             ---------       ---------
Net increase in cash and cash equivalents                       41,586          20,260
Cash and cash equivalents at beginning of year                  60,307          37,951
                                                             ---------       ---------
Cash and cash equivalents at end of period                   $ 101,893       $  58,211
                                                             =========       =========
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                              $   3,308       $   2,299
  Taxes paid                                                 $   3,145       $   2,860

The accompanying notes are an integral part of these statements

                                NORTH BAY BANCORP
                 Notes to the Consolidated Financial Statements
                 ----------------------------------------------
                                   (Unaudited)
                               September 30, 2005


NOTE 1 - Basis of Presentation
------------------------------

The accompanying consolidated financial statements, which include the accounts of North Bay Bancorp and its subsidiaries together the "Company", have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consist of The Vintage Bank, established in 1985, and Vintage Capital Trust, a subsidiary of The Vintage Bank, which was established in February 2003. Solano Bank, formerly a subsidiary of the Company, was merged into The Vintage Bank in the first quarter of 2005 and now operates as a division of The Vintage Bank. All significant intercompany transactions and balances have been eliminated. The Company de-consolidated its subsidiary, North Bay Statutory Trust 1, effective March 31, 2004. The Trust has no independent assets or operations and exists solely for the purpose of issuing and selling trust preferred securities.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months and nine months ended September 30, 2005 and 2004, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's Annual Report for the year ended December 31, 2004.


NOTE 2 - Commitments
--------------------

The Company has outstanding standby Letters of Credit of approximately $8,832,000, undisbursed real estate and construction loans of approximately $21,043,000, and undisbursed commercial and consumer lines of credit of approximately $97,364,000, as of September 30, 2005. The Company had outstanding standby Letters of Credit of approximately $2,221,000, undisbursed real estate and construction loans of approximately $24,123,000, and undisbursed commercial and consumer lines of credit of approximately $82,961,000, as of September 30, 2004.


NOTE 3 - Earnings Per Common Share
----------------------------------

The Company declared 5% stock dividends on January 26, 2004 and January 26, 2005 as well as a 3-for-2 stock split on November 22, 2004. As a result of the stock dividends and stock split the number of common shares outstanding and earnings per share data were adjusted retroactively for all periods presented.

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

                                                       Weighted Average        Per-Share
                                          Net Income       Shares                Amount
                                          ----------       ------                ------
                                                     (Dollars in 000's except share data)
                                           For the three months ended September 30, 2005
                                           ---------------------------------------------
  Basic earnings per share                $1,817         3,888,998               $0.47
  Dilutive effect of stock options                         171,598
                                                         ---------
  Diluted earnings per share                             4,060,596               $0.45

                                           For the three months ended September 30, 2004
                                           ---------------------------------------------
  Basic earnings per share                $1,250         3,820,591               $0.33
  Dilutive effect of stock options                         103,462
                                                         ---------
  Diluted earnings per share                             3,924,053               $0.32

                                           For the nine months ended September 30, 2005
                                           --------------------------------------------
  Basic earnings per share                $4,865         3,874,118               $1.26
  Dilutive effect of stock options                         171,689
                                                         ---------
  Diluted earnings per share                             4,045,807               $1.20

                                           For the nine months ended September 30, 2004
                                           --------------------------------------------
  Basic earnings per share                $3,492         3,796,906               $.92
  Dilutive effect of stock options                         118,498
                                                         ---------
  Diluted earnings per share                             3,915,404               $.89

NOTE 4- Stock-Based Compensation
--------------------------------

The Company uses the intrinsic value method to account for its stock option plans (in accordance with the provisions of Accounting Principles Board Opinion No. 25 and related interpretations). Under this method, compensation expense is recognized for awards of options to purchase shares of common stock to employees under compensatory plans only if the fair market value of the stock at the option grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123 (SFAS 123R), "Accounting for Stock-Based Compensation", permits companies to continue using the intrinsic-value method to account for stock option plans or adopt a fair value based method. The fair value based method results in recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant. The Company has elected to continue to use the intrinsic value method and the pro forma disclosures required by SFAS 123. Using the fair value method the Company's net income and earnings per share amounts would have been reduced to the pro forma amounts as indicated below:

                                             (In 000's except share data)
                                       For the three months ended September 30,
                                               2005               2004
                                              ------             ------

Net income as reported                        $1,817             $1,250
Total stock-based employee
   compensation
   expense determined under
   the fair value based method
   for all awards, net of related
   tax effects                                    61                 83
                                              ------             ------
Net income pro forma                          $1,756             $1,167
                                              ======             ======
Earnings per share:
      As reported:
Basic                                         $  .47             $  .33
     Diluted                                  $  .45             $  .32
      Pro forma:
Basic                                         $  .45             $  .31
Diluted                                       $  .43             $  .30



                                             (In 000's except share data)
                                       For the nine months ended September 30,
                                               2005               2004
                                              ------             ------

Net income as reported                        $4,865             $3,492
Total stock-based employee
   compensation
   expense determined under
   the fair value based method
   for all awards, net of related
   tax effects                                   299                249
                                              ------             ------
Net income pro forma                          $4,566             $3,243
                                              ======             ======
Earnings per share:
      As reported:
Basic                                         $ 1.26             $  .92
      Diluted                                 $ 1.20             $  .89
      Pro forma:
Basic                                         $ 1.18             $  .85
Diluted                                       $ 1.13             $  .83


NOTE 5 - Impact of Recently Issued Accounting Standards
-------------------------------------------------------

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an
interpretation of ARB No. 51" (FIN 46). FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. Prior to the implementation of FIN 46, VIEs were generally consolidated by the company when the company had a controlling financial interest through ownership of the majority of the voting interest in the company. In October 2003, the FASB agreed to defer the effective date of FIN 46 for VIEs to allow time for certain implementation issues to be addressed. On December 24, 2003, the FASB released its latest interpretation (FIN 46R) of the appropriate accounting treatment for VIEs, which in part, specifically addresses limited purpose trusts formed to issue trust preferred securities. In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of Trust Preferred securities in the Tier 1 capital of Bank Holding Companies, subject to certain quantitative limits.

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

In May 2005, the FASB issued FASB Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections, (SFAS 154) a Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principles were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 "Accounting Changes," requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

NOTE 6 - Borrowings
-------------------

Total borrowings were $19 million at September 30, 2005 and 2004. The following table summarizes the borrowings:

                                            Fixed Rate Borrowings at September 30, 2005 and 2004
                                                               ($ in 000's)
                                             Amount       Maturity Date       Interest Rate
                                             ------       -------------       -------------
Federal Home Loan Bank Advance               $5,000        4-17-2006               2.24%
Federal Home Loan Bank Advance                5,000        4-16-2007               2.83%
Federal Home Loan Bank Advance                9,000        4-14-2008               3.23%
                                            --------
Total                                       $19,000
Weighted average interest rate                                                     2.86%

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

Judgmental allowance associated with:

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

Available for Sale Securities.

SFAS 115 requires that Available for Sale securities be carried at fair value. The fair value of most securities classified as Available for Sale is based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Adjustments to the

Available for Sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and shareholders' equity. A decline in the market value of investments classified as available-for-sale are reported at fair value with unrealized gains and losses net of related tax, if any, reported as other comprehensive income and are included in shareholders' equity.

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

OVERVIEW
--------

Net income was $1,817,000 or $.45 per diluted share for the three months ended September 30, 2005, compared with $1,250,000 or $.32 per diluted share for the three months ended September 30, 2004, an increase of 45%. Net income was $4,865,000 or $1.20 per diluted share for the nine months ended September 30, 2005, compared with $3,492,000 or $.89 per diluted share for the nine months ended September 30, 2004, an increase of 39%. Total assets were $630,043,000 as of September 30, 2005; equating to a 14% growth in assets during the twelve months ended September 30, 2005.

SUMMARY OF EARNINGS

NET INTEREST INCOME
-------------------

The following table provides a summary of the components of interest income, interest expense and net interest margins for the three months ended September 30, 2005 and September 30, 2004:

                                                          (In 000's)
                                                             2005                                2004
                                                             ----                                ----
                                              Average    Income/    Average     Average       Income/     Average
                                              Balance    Expense   Yield/Rate   Balance       Expense    Yield/Rate
                                         ----------------------------------------------------------------------------
ASSETS
 Loans  (1)  (2)                             $407,741     $7,340      7.20%     $369,384       $5,865      6.35%
 Investment securities:
   Taxable                                     92,297        921      3.99%       84,778          805      3.79%
   Non-taxable (3)                             13,200        162      4.91%       12,241          150      4.90%
                                             --------     ------                --------       ------

TOTAL LOANS AND INVESTMENT SECURITIES         513,238      8,423      6.56%      466,403        6,819      5.85%

 Federal funds sold                            52,223        465      3.56%       10,551           39      1.48%
                                             --------     ------                --------       ------

TOTAL EARNING ASSETS                          565,461     $8,888      6.29%      476,954       $6,859      5.75%
                                             --------     ------                --------       ------

 Cash and due from banks                       32,858                             41,786
 Allowance for loan losses                     (4,647)                            (3,863)
 Premises and equipment, net                    9,704                             10,791
 Accrued interest receivable
   and other assets                            16,066                             13,910
                                             --------                           --------

TOTAL ASSETS                                 $619,442                           $539,578
                                             ========                           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
   Interest bearing demand                   $247,613     $  564      0.91%     $216,747       $  312      0.58%
   Savings                                     41,444         22      0.21%       44,638           27      0.24%
   Time                                        83,337        495      2.38%       78,006          338      1.73%
                                             --------     ------                --------       ------
                                              372,394      1,081      1.16%      339,391          677       .80%

   Long-term debt                              29,310        334      4.56%       29,000          284      3.92%
                                             --------     ------                --------       ------




TOTAL INTEREST BEARING
 LIABILITIES                                  401,704     $1,415      1.41%      368,391       $  961      1.04%
                                             --------     ------                --------       ------

 Noninterest bearing DDA                      165,145                            125,238
 Accrued interest payable
   and other liabilities                        4,274                              4,013
 Shareholders' equity                          48,319                             41,936
                                             --------                           --------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                        $619,442                           $539,578
                                             ========                           ========
NET INTEREST INCOME                                       $7,473                               $5,898
                                                          ======                               ======
NET INTEREST SPREAD                                                   4.88%                                4.71%
CONTRIBUTION OF INTEREST FREE FUNDS                                   0.41%                                0.24%
                                                                      ------                               ------
NET INTEREST MARGIN (4)                                               5.29%                                4.95%
                                                                      ======                               ======

(1) Average loans include nonaccrual loans. There were no nonaccrual loans for the three month periods ending 2005 and 2004.

(2) Loan interest income includes loan fee income of $303 and $237 for the three months ended September 30, 2005 and September 30, 2004, respectfully.

(3) Average yields shown are on a taxable-equivalent basis. On a non-taxable basis, 2005 interest income on tax exempt securities was $121 with an average yield of 3.67%; in 2004, on a non-taxable basis, interest income on tax exempt securities was $113 with an average yield of 3.69%.

(4) Net interest margin is calculated by dividing net interest income by the average balance of total earning assets for the applicable period.

The following table provides a summary of the components of interest income, interest expense and net interest margins for the nine months ended September 30, 2005 and September 30, 2004:

                                                              (In 000's)
                                                            2005                                   2004
                                              Average    Income/      Average       Average     Income/      Average
                                              Balance    Expense   Yield/Rate       Balance     Expense   Yield/Rate
                                         ----------------------------------------------------------------------------
ASSETS
 Loans  (1)  (2)                             $400,634     $20,918     6.96%     $342,515       $16,515     6.43%
 Investment securities:
   Taxable                                     87,565       2,604     3.96%       75,831         2,117     3.72%
   Non-taxable (3)                             12,313         452     4.89%       14,261           542     5.07%
                                             --------     -------               --------       -------

TOTAL LOANS AND INVESTMENT SECURITIES         500,512      23,974     6.39%      432,607        19,174     5.91%

 Federal funds sold                            31,981         805     3.36%       16,788           139     1.10%
                                             --------     -------               --------       -------

TOTAL EARNING ASSETS                          532,393     $24,779     6.20%      449,295       $19,313     5.73%
                                             --------     -------               --------       -------

 Cash and due from banks                       34,099                             36,169
 Allowance for loan losses                     (4,413)                            (3,720)
 Premises and equipment, net                    9,951                             10,784
 Accrued interest receivable
   and other assets                            14,764                             13,490
                                             --------                           --------

TOTAL ASSETS                                 $586,794                           $506,018
                                             ========                           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
   Interest bearing demand                   $235,636     $ 1,397     0.79%     $209,482       $   830     0.53%
   Savings                                     41,795          69     0.22%       41,016            71     0.23%
   Time                                        77,691       1,214     2.08%       75,193           944     1.67%
                                             --------     -------               --------       -------
                                              355,122       2,680     1.01%      325,691         1,845      .76%
                                             --------     -------               --------       -------

   Short-term debt                                  0           0     0.00%            0             1     0.00%
   Long-term debt                              29,310         958     4.36%       21,422           662     4.12%
                                             --------     -------               --------       -------
                                               29,310         958                 21,422           663
                                             --------     -------               --------       -------




TOTAL INTEREST BEARING
  LIABILITIES                                 384,432     $ 3,638     1.26%      347,113       $ 2,508      .96%
                                             --------     -------               --------       -------

 Noninterest bearing DDA                      151,287                            114,304
 Accrued interest payable
   and other liabilities                        4,267                              4,323
 Shareholders' equity                          46,808                             40,278
                                             --------                           --------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                        $586,794                           $506,018
                                             ========                           ========

NET INTEREST INCOME                                       $21,141                              $16,805
                                                          =======                              =======
NET INTEREST SPREAD                                                   4.94%                                4.77%
CONTRIBUTION OF INTEREST FREE FUNDS                                   0.35%                                0.21%
                                                                      ----                                 ----
NET INTEREST MARGIN (4)                                               5.29%                                4.98%
                                                                      ====                                 ====

(1) Average loans include nonaccrual loans. There were no nonaccrual loans for the nine month periods ending 2005 and 2004.

(2) Loan interest income includes loan fee income of $945 and $814 for the nine months ended September 30, 2005 and September 30, 2004, respectfully.

(3) Average yields shown are on a taxable-equivalent basis. On a non-taxable basis, 2005 interest income on tax exempt securities was $341 with an average yield of 3.68%; in 2004, on a non-taxable basis, interest income on tax exempt securities was $409 with an average yield of 3.82%.

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

Net interest income before the provision for loan losses on a taxable-equivalent basis for the three months ended September 30, 2005 and September 30, 2004 was $7,473,000 and $5,898,000, respectively. These results equate to a 27% increase in net interest income for the third quarter of 2005 compared to the third quarter of 2004. Loan fee income, which is included in interest income from loans, was $303,000 for the three months ended September 30, 2005, compared with $237,000 for the three months ended September 30, 2004. Net interest income before the provision for loan losses on a taxable-equivalent basis for the nine months ended September 30, 2005 and September 30, 2004 was $21,141,000 and
$16,805,000, respectively. These results equate to an 26% increase in net interest income for the first nine months of 2004 compared to the same period of 2004. Loan fee income, which is included in interest income from loans, was $945,000 for the nine months ended September 30, 2005, compared with $814,000 for the nine months ended September 30, 2004.

Taxable-equivalent interest income increased $2,029,000 or 30% in the third quarter of 2005 compared with the same period of 2004. The net increase of $2,029,000 was attributable to an increase in the volume of earning assets accounting for $846,000 of this increase, and an increase of $1,183,000 attributable to higher rates. Interest paid on interest-bearing liabilities increased $454,000 or 47% in the third quarter of 2005 compared with the third quarter of 2004. The increase of $454,000 was attributable to an increase in the volume of deposits and other borrowings accounting for $68,000 of this increase, and $386,000 was attributable to higher rates.

Taxable-equivalent interest income increased $5,466,000 or 28% in the first nine months of 2005 compared with the same period of 2004. The net increase of $5,466,000 was attributable to an increase in the volume of earning assets accounting for $3,181,000 of this increase and an increase of $2,285,000 attributable to higher rates. Interest paid on interest-bearing liabilities increased $1,130,000 in the first nine months of 2005 compared with the same period of 2004. The increase of $1,130,000 was attributable to an increase in the volume of deposits and other borrowings accounting for $379,000 of this increase, and $751,000 was attributable to higher rates.

The average balance of earning assets for the nine month period increased $83,098,000 or 18% when compared with September 30, 2004 and the average balance of interest-bearing liabilities increased $37,319,000 or 11% compared with the same period in 2004. Management does not expect a material change in the Company's net interest margin during the next twelve months as the result of a modest increase or decrease in general interest rates.

The following table sets forth a summary of the changes in interest earned and interest paid for the three months ended September 30, 2005 over the same period of 2004 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

                                                         (In 000's)
                                                       2005 Over 2004
                                                       --------------
                                              Volume           Rate          Total
                                              -------        -------        -------
Increase (Decrease) in Interest and Fee Income

   Investment securities:
     Taxable                                  $    71        $    45        $   116
     Non-taxable (1)                               12              0             12
   Federal funds sold                             154            272            426
   Loans                                          609            866          1,475
                                              -------        -------        -------
   Total interest and fee income                  846          1,183          2,029
                                              -------        -------        -------

Increase (Decrease) in Interest Expense

   Deposits:
     Interest bearing demand accounts              44            208            252
     Savings                                       (2)            (3)            (5)
     Time deposits                                 23            134            157
                                              -------        -------        -------
   Total deposits                                  65            339            404

   Long-term debt                                   3             47             50
                                              -------        -------        -------
   Total Interest Expense                          68            386            454
                                              -------        -------        -------
   Net Interest Income                        $   778        $   797        $ 1,575
                                              =======        =======        =======

     (1) The interest earned is taxable-equivalent.

The following table sets forth a summary of the changes in interest earned and interest paid for the nine months ended September 30, 2005 over the same period of 2004 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been allocated in proportion to the relationship of absolute dollar amounts of change in each.

                                                        (In 000's)
                                                       2005 Over 2004
                                                       --------------
                                               Volume         Rate           Total
                                              -------        -------        -------
Increase (Decrease) in Interest and Fee Income

   Investment securities:
     Taxable                                  $   327        $   160        $   487
     Non-taxable (1)                              (74)           (16)           (90)
   Federal funds sold                             126            540            666
   Loans                                        2,802          1,601          4,403
                                              -------        -------        -------
   Total interest and fee income                3,181          2,285          5,466
                                              -------        -------        -------

Increase (Decrease) in Interest Expense

   Deposits:





     Interest bearing demand accounts             104            463            567
     Savings                                        1             (3)            (2)
     Time deposits                                 31            239            270
                                              -------        -------        -------
   Total deposits                                 136            699            835

   Short-term borrowings                           (1)             0             (1)
   Long-term debt                                 244             52            296
                                              -------        -------        -------
   Total Interest Expense                         379            751          1,130
                                              -------        -------        -------
   Net Interest Income                        $ 2,802        $ 1,534        $ 4,336
                                              =======        =======        =======

     (2) The interest earned is taxable-equivalent.


PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------

The Company maintains an allowance for loan losses inherent in the portfolio at a level considered adequate as of the balance sheet date. The allowance is increased by the provision for loan losses and reduced by net charge offs. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically. As adjustments become necessary, they are reported in earnings during the periods they become known. The Company conducts credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience and other factors in determining the adequacy of the allowance balance. This evaluation establishes a specific allowance for all classified loans over $100,000 and establishes percentage allowance requirements for all other loans, according to the classification as determined by the Company's internal grading system. As of September 30, 2005 the allowance for loan losses of $4,832,000 represented 1.21% of loans outstanding. As of September 30, 2004 the allowance for loan loss of $4,040,000, represented 1.12% of loans outstanding. During the three months ended September 30, 2005, $300,000 was charged to expense for the loan loss provision, compared with $180,000 for the same period in 2004. During the nine months ended September 30, 2005 $715,000 was charged to expense for the loan loss provision, compared with $540,000 for the same period in 2004. The increase in the expense for the loan loss provision was to provide for growth in the overall loan portfolio. There were net charge-offs of $19,000 during the first nine months of 2005 compared with $24,000 of net charge-offs during the first nine months of 2004.

The following table summarizes changes in the allowance for loan losses:


                                                           (In 000's)
                                                    For the Nine months ended
                                                 September 30,    September 30,
                                                      2005           2004
                                                      ----           ----

Balance, beginning of period                         $4,136         $3,524
Provision for loan losses                               715            540
Loans charged off                                       (24)          (109)
Recoveries of loans previously charged off                5             85
                                                     ------         ------
Balance, end of period                               $4,832         $4,040
                                                     ======         ======

Allowance for loan losses to
total outstanding loans                                1.21%           1.12%

There were no loans on non-accrual status as of September 30, 2005, September 30, 2004 or December 31, 2004. There were no loans 90 days or more past due and still accruing interest or restructured loans at September 30, 2005, September 30, 2004 or December 31, 2004.

NON-INTEREST INCOME
-------------------

Non-interest income, other than gains on the sale of securities, was $1,027,000 for the three months ended September 30, 2005 compared with $986,000 for the same period in 2004, a 4.2% increase. Non-interest income, excluding gains on the sale of securities, was $3,005,000 for the nine months ended September 30, 2005 compared with $2,967,000 for the same period in 2004, a 1.3% increase. Non-interest income primarily consists of service charges and other fees related to deposit accounts. For the three-month period, the increase in non-interest income resulted primarily from an increase in the number of deposit accounts, transaction volumes and directly related service charges.

GAINS ON SECURITIES
-------------------

There were no gains or losses for the three and nine months ended September 30, 2005. Net gains of $262,000 for the nine months ended September 30, 2004 resulted from the sale of several available-for-sale securities.

NON-INTEREST EXPENSE
--------------------

Non-interest expense for the three months ended September 30, 2005 and September 30, 2004 were $5,211,000 and $4,667,000, respectively, a 12% increase.
Non-interest expense for the nine months ended September 30, 2005 and September 30, 2004 were $15,419,000 and $13,835,000, respectively, an 11% increase.

Salaries and employee benefits expense for the three months ended September 30, 2005 and 2004 were $2,763,000 and $2,566,000, respectively, a 7.7% increase.
Salaries and employee benefits expense for the nine months ended September 30, 2005 and 2004 were $8,221,000 and $7,633,000, respectively, an 7.7% increase.
The increase in 2005 resulted from increased salaries paid to Company officers and employees, and an increase of approximately two full-time equivalent (FTE) employees from 165 at September 30, 2004 to 167 at September 30, 2005. The
increases in FTE were related to increasing sales activity and staffing new offices. Occupancy expense for the three months ended September 30, 2005 and 2004 were $477,000 and $369,000, respectively, a 29.3% increase. Occupancy expense for the nine months ended September 30, 2005 and 2004 were $1,317,000 and $1,080,000, respectively, representing a 21.9% increase. The increase in occupancy expense in 2005 is attributed to having vacant space in the Vacaville office building owned by the Company and to opening a branch office in American Canyon in August 2004. Equipment expense for the three months ended September 30, 2005 and 2004 were $487,000 and $502,000, respectively, representing a decrease of 3%. Equipment expense for the nine months ended September 30, 2005 and 2004 were $1,566,000 and $1,509,000, respectively, an increase of 3.8%. The increase in equipment expenses is primarly attributable to opening a branch office in American Canyon. Other expenses for the three months ended September 30, 2005 and September 30, 2004 were $1,484,000 and $1,230,000, respectively, a
20.7% increase. Other expenses for the nine months ended September 30, 2005 and September 30, 2004 were $4,315,000 and $3,613,000, respectively, a 19.4%
increase. The increase in other expenses in 2005 compared with 2004 were primarily in consulting and audit expenses associated with Sarbanes-Oxley compliance work.

INCOME TAXES
------------

The Company reported a provision for income tax for the three months ended September 30, 2005 and 2004 of $1,131,000 and $750,000, or 38% of pretax income.
The Company reported a provision for income tax for the nine months ended September 30, 2005 and 2004 of $3,036,000 and $2,034,000, or 38% and 37% of
pretax income, respectively. Both the 2005 and 2004 provisions reflect tax accruals at statutory rates for federal income taxes, adjusted primarily for the effect of the Company's investments in tax-exempt municipal securities, bank owned life insurance policies and state taxes. Comparison with the first nine months of 2004 were impacted by the Vintage Capital Trust real estate investment trust ("REIT") state tax benefits which were reflected in net income in the first three quarters of 2004 and were reversed in the fourth quarter of 2004.

BALANCE SHEET
-------------

Total assets as of September 30, 2005 were $630,043,000 compared with $562,063,000 at December 30, 2004 equating to a 12% increase for the nine months ended September 30, 2005. Total deposits as of September 30, 2005 were $546,850,000 compared with $484,493,000 at December 30, 2004 representing a 13% increase for the nine months ended September 30, 2005. Gross loans outstanding as of September 30, 2005 were $397,709,000 compared with $377,765,000 at December 30, 2004 equating to a 5% increase for the nine months ended September 30, 2005.

LOANS HELD FOR SALE
-------------------

The Company had $0 and $4,604,000 in purchased participations in mortgage loans as of September 30, 2005 and December 31, 2004, respectively. Loans originated or purchased and considered held for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. There were no gains or losses recognized during 2004 or 2005.

SUBORDINATED DEBENTURES
-----------------------

During September 2002, the Company formed North Bay Statutory Trust I (Trust), a Connecticut statutory business trust, for the purpose of issuing guaranteed undivided beneficial interests in junior subordinated debentures (trust preferred securities). During September 2002, the Trust issued $10 million in floating rate Cumulative Trust Preferred Securities (Securities). The Securities bear interest at a rate of Libor plus 3.45% and had an initial interest rate of 5.34%; as of September 30, 2005 the interest rate was 7.41%; the Securities will mature on September 26, 2032, but earlier redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules.

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

The Securities and the subordinated debenture issued by the Trust are redeemable in whole or in part on or after September 26, 2007, or at any time in whole, but not in part, upon the occurrence of certain events. The Securities are included in Tier 1 capital for regulatory capital adequacy determination purposes, subject to certain limitations. The Company fully and unconditionally guarantees the obligations of the Trust with respect to the issuance of the Securities.

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

BORROWINGS
----------

Total borrowings were $19 million at September 30, 2005 and December 31, 2004. The following table summarizes the borrowings:

                                    Fixed Rate Borrowings at September 30, 2005
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


LIQUIDITY AND CAPITAL ADEQUACY
------------------------------

The Company's liquidity is determined by the level of assets (such as cash, Federal Funds, and investment in unpledged marketable securities) that are readily convertible to cash to meet customer withdrawals and borrowings. Management reviews the Company's liquidity position on a regular basis to ensure that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Company has a comprehensive Asset/Liability Management and Liquidity Policy, which it uses to determine adequate liquidity. As of September 30, 2005 liquid assets were 29% of total assets, compared with 28% as of September 30, 2004, which is within the Company's policy.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) established ratios used to determine whether a Company is "Well Capitalized," "Adequately Capitalized," "Undercapitalized," "Significantly Undercapitalized," or "Critically Undercapitalized." A Well Capitalized Company has risk-based capital of at least 10%, tier 1 risked-based capital of at least 6%, and a leverage ratio of at least 5%. As of September 30, 2005, the Company's risk-based capital ratio was 12.87%. The Company's tier 1 risk-based capital ratio and leverage ratio were 11.88% and 9.63%, respectively as of September 30, 2005.

As the following table indicates, the Company and the Bank currently exceed the regulatory capital minimum requirements. The Company and the Bank are considered "Well Capitalized" according to regulatory guidelines.

                                                                                   To Be Well Capitalized
                                                               For Capital         Under Prompt Corrective
                                      Actual                Adequacy Purposes        Action Provisions
                                      ------                -----------------        -----------------

                                                                (In 000's)
                                                            Minimum regulatory        Minimum regulatory
                                                               requirement                requirement
                               Amount     Ratio          Amount           Ratio      Amount          Ratio
                               ------     -----          ------           -----      ------          -----
As of September 30, 2005:
Total Capital (to Risk
   Weighted Assets)
      Consolidated            $64,569     12.87%        $40,130           8.00%     $50,163          10.00%
      The Vintage Bank         59,271     11.82%         40,122           8.00%      50,152          10.00%
Tier I Capital (to Risk
   Weighted Assets)
      Consolidated             59,614     11.88%         20,065           4.00%      30,098           6.00%
      The Vintage Bank         54,317     10.83%         20,061           4.00%      30,091           6.00%
Tier I Capital (to
   Average Assets)
      Consolidated             59,614      9.63%         24,767           4.00%      30,959           5.00%
      The Vintage Bank         54,317      8.85%         24,548           4.00%      30,685           5.00%


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

The Company  manages  interest rate risk through the Asset  Liability  Committee
(ALCO) of the Vintage Bank. The ALCO monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis uses an income simulation approach to measure the change in interest income and expense under rate shock conditions. The model considers the three major factors of (a) volume differences, (b) repricing differences and (c) timing in its income simulation. The model begins by disseminating data into appropriate repricing buckets based on internally supplied algorithms (or overridden by calibration). Next, each major asset and liability type is assigned a "multiplier" or beta to simulate how much that particular balance sheet category type will reprice when interest rates change. The model uses eight asset and liability multipliers consisting of bank-specific or default multipliers. The remaining step is to simulate the timing effect of assets and liabilities by modeling a month-by-month simulation to estimate the change in interest income and expense over the next 12-month period. The results are then expressed as the change in pre-tax net interest income over a 12-month period for +1%, and +2% shocks.

Utilizing the simulation model to measure interest rate risk at September 30, 2005 and December 31, 2004 the Company is within the established exposure of a 4% change in "return on equity" tolerance limit set by the Company's risk policy. There were no significant changes in interest rate risk from the annual report on form 10-K for December 31, 2004.

                                     Item 4.

                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation as of September 30, 2005, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls:

There were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over disclosure.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

"Effective October 1, 2005, the North Bay Bancorp Board of Directors adopted The 2005 North Bay Bancorp Supplemental Executive Retirement Plan. The purpose of the plan was to conform the terms of the amended and restated executive supplemental compensation agreements previously entered into with various executive officers of the Company to the provisions of the Section 409A of the Internal Revenue Code as enacted by the American Jobs Creation Act. There were no material changes to terms of the existing agreements. The plan is attached as
Exhibit 10.2 to this Report."


ITEM 6. EXHIBITS

An index of exhibits begins on page 22.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NORTH BAY BANCORP
                                           A California Corporation


Date: November 14, 2005                    BY:  /s/ Terry L. Robinson
                                              ----------------------------------
                                           Terry L. Robinson
                                           President & CEO
                                           Principal Executive Officer


Date: November 14, 2005                    BY:  /s/ Terry L. Robinson
                                              ----------------------------------
                                           Terry L. Robinson
                                           Interim Chief Financial Officer
                                           Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit No.         Description
-----------         -----------

   10.1             Employment  Agreement by and between John A. Nerland and The
                    Vintage Bank.

   10.2             The  North Bay  Bancorp  Supplemental  Executive  Retirement
                    Plan.

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