Form 10-K
period 2005-12-31
NORTH BAY BANCORP/CA
filed 2006-03-16
CIK 1102595

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                         Commission file number: 0-31080

                                NORTH BAY BANCORP
             (Exact name of registrant as specified in its charter)

          California                                          68-0434802
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

              1190 Airport Road, Suite 101, Napa, California 94558
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (707) 252-5026
              (Registrant's telephone number, including area code)

                                      None
(Former name, former address and former fiscal year, if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value

                         Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                 Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                                 Yes [ ] No [X]


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

As of June 30, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $78,883,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                   Outstanding at March 13, 2006
Common Stock, No Par Value                                3,925,194

                       DOCUMENTS INCORPORATED BY REFERENCE

      Document                                   Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of                   Part III
Shareholders to be held May 17, 2006

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page

Item 1 - Business                                                              4
Item 1(a) Risk Factors                                                        17
Item 1(b) Unresolved Staff Comments                                           19
Item 2 - Properties                                                           19
Item 3 - Legal Proceedings                                                    19
Item 4 - Submission of Matters to a Vote of Security Holders                  19

                                    PART II

Item 5 - Market for the Registrant's  Common Equity,  Related  Stockholder
          Matters and Issuer Repurchases of Equity Securities                 20
Item 6 - Selected Financial Data                                              22
Item 7 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           23
Item 7A - Quantitative and Qualitative Disclosure about Market Risk           36
Item 8 - Financial Statements and Supplementary Data                          38
Item 9 - Changes in and Disagreements with Accountants on A
          ccounting and Financial Disclosure                                  72
Item 9A - Controls and Procedures                                             72
Item 9B - Other Information                                                   72

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant                  73
Item 11 - Executive Compensation                                              73
Item 12 - Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                         73
Item 13 - Certain Relationships and Related Transactions                      73
Item 14 - Principal Accountant Fees and Services                              73

                                    PART IV

Item 15 - Exhibits and Financial Statement Schedules                          74

                           FORWARD LOOKING STATEMENTS


In addition to the historical information, this Annual Report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "Safe Harbor" created by those Sections. The reader of this Annual Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Company's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, and fee and other noninterest income earned; (ii) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues; (iii) enactment of adverse government regulation; (iv) adverse conditions and volatility, including the United States' war on terrorism, the war in Iraq, in the stock market, the public debt market and other capital markets and the impact of such conditions on the Company; (v) continued changes in the interest rate environment may reduce interest margins and adversely impact net interest income; (vi) the ability to satisfy the requirements of the Sarbanes-Oxley Act and other regulations governing internal controls; (vii) as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company's business.


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

                                     PART I

Item 1 - BUSINESS

North Bay Bancorp
-----------------

North Bay Bancorp (Bancorp), headquartered in Napa, California, is a California corporation incorporated in 1999. During 2005, Bancorp was the Holding Company for The Vintage Bank (Bank) and North Bay Statutory Trust I, which are wholly owned subsidiaries, collectively (the Company). North Bay Statutory Trust I was formed in June 2002 for the purpose of issuing trust preferred securities. In January 2005, Solano Bank, previously a wholly owned subsidiary of Bancorp, was merged with and into the Bank to simplify the Company's corporate structure. Solano Bank is now a division of the Bank. Bancorp is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System. At present, Bancorp does not engage in any material business activities other than the ownership of the Bank.


The Vintage Bank
----------------

General
-------

The Bank is a California corporation organized as a state chartered bank in 1984. The Bank engages in commercial banking business in Napa County from its main banking office located at 1500 Soscol Avenue in Napa, California. The Bank established a Real Estate Investment Trust (REIT) subsidiary in February 2003. The Bank has nine other banking offices including the Solano Bank division offices. The Bank is a member of the Federal Reserve System. The deposits of each depositor of the Bank are insured by the Federal Deposit Insurance Corporation up to the maximum allowed by law.

The Bank offers a full range of commercial banking services to individuals and the business and agricultural communities in Napa and Solano Counties. The Bank emphasizes retail commercial banking operations and accepts checking and savings deposits, makes consumer, commercial, construction and real estate loans, and provides other customary banking services. The Bank does not offer trust services and does not plan to do so in the near future. There have been no material changes in services offered by The Bank. The Bank makes annuities and mutual funds available to its customers through Linsco Private Ledger.

Website Access to Reports
-------------------------

The Company maintains the following websites, www.northbaybancorp.com, www.vintagebank.com and www.solanobank.com. The Company makes available, free of charge, on its www.northbaybancorp.com website the annual report on Form 10-K, the quarterly reports on Form 10-Q and current reports on Form 8-K as soon as reasonably practical after we file such reports with the Securities & Exchange Commission. The Vintage Bank and Solano Bank websites have an investor relations page that hyperlinks to the Bancorp website.

Consolidated Lending Activities
-------------------------------

The Bank concentrates its lending activities in commercial, installment, construction, and real estate loans made primarily to businesses and individuals located in Napa and Solano Counties. At December 31, 2005, total loans outstanding were $414,428,000 resulting in a loan-to-deposit ratio of 80%. At December 31, 2004, total loans outstanding were $377,765,000 resulting in a loan-to-deposit ratio of 78.0%.

As of December 31, 2005, the Bank's lending limit to individual customers was $15,336,000 for secured loans and $9,201,000 for unsecured loans. As of December 31, 2004, The Vintage Bank's lending limit was $6,163,000 for unsecured loans and $16,435,000 for unsecured and secured loans combined. Solano Bank's lending limits were $1,797,000 for unsecured loans and $4,791,000 for unsecured and secured loans combined. For customers desiring loans in excess of the Bank's lending limits, the Bank may loan on a participation basis with another bank taking the amount of the loan in excess of Bank's lending limits.

At December 31, 2005, the Bank's commercial loans outstanding totaled $85,979,000 (20.75% of total loans), commercial loans secured by real estate totaled $23,477,000 (5.66% of total loans), construction loans totaled $32,393,000 (7.82% of total loans), real estate loans totaled $233,723,000 (56.40% of total loans), and installment loans totaled $38,856,000 (9.38% of total loans). At December 31, 2004, commercial loans outstanding totaled $67,068,000 (17.8% of total loans), commercial loans secured by real estate totaled $26,447,000 (7.0% of total loans), construction loans totaled $27,595,000 (7.3% of total loans), real estate loans totaled $220,316,000 (58.3%
of total loans) and installment loans totaled $36,339,000 (9.62% of total loans).

As of December 31, 2005, the total of undisbursed loans and similar commitments was $143,147,000, as contrasted with $109,275,000 as of December 31, 2004. The Bank takes real estate, listed securities, savings and time deposits, automobiles, machinery and equipment, inventory and accounts receivable as collateral for loans.

The interest rates charged for the various loans made by the Bank vary with the degree of risk and the size and maturity of the loans involved and are generally affected by competition and by current money market rates.

Commercial  Loans

The Bank makes commercial loans primarily to professionals, individuals and businesses in the counties of Napa and Solano. The Bank offers a variety of commercial lending products, including revolving lines of credit, working capital loans, equipment financing and issuances of letters of credit. Typically, lines of credit have a floating rate of interest based on the Bank's Base Rate and are for a term of one year or less. Working capital and equipment loans have a floating or a fixed rate typically with a term of five years or less. Approximately 79% of the Bank's commercial loans are unsecured or secured by personal property and, therefore, represent a higher risk of ultimate loss than loans secured by real estate. However, as a result of the lending policies and procedures implemented by the Company, management believes it has adequate commercial loan underwriting and review procedures in place to manage the risks inherent in commercial lending. In addition, commercial loans not secured by real estate typically require higher quality credit characteristics to meet underwriting requirements. The remaining 21% of the Bank's commercial loans are secured by real estate. See Item 1A. - Risk Factors.

Real Estate Loans

Real estate loans consist of loans secured by deeds of trust on residential and commercial properties. The purpose of these loans is to purchase real estate or refinance an existing real estate loan, as compared with real estate secured commercial loans, which have a commercial purpose unrelated to the purchase or refinance of the real estate taken as collateral.

The Bank originates residential mortgage loans. Most of the residential mortgage loans originated by the Bank are sold to institutional investors according to their guidelines. The Bank does not retain servicing of these loans, however the Bank does receive a loan fee.

Real Estate  Construction Loans

The Bank makes loans to finance the construction of commercial, industrial and residential projects and to finance land development. The Bank's portfolio is diversified between the categories of residential and commercial construction. This segment of the portfolio represents less than 100% of combined capital and does not require extra monitoring. Construction loans typically have maturities of less than one year, have a floating rate of interest based on Bank's base rate and are secured by first deeds of trust. Generally, the Bank does not extend credit in an amount greater than 50% of the appraised value of the real estate securing land and land development loans, or in an amount greater than 70% of the appraised value of the real estate securing non-owner occupied residential construction loans and commercial constructions, or 80% of the appraised value in the case of owner occupied residential construction loans. Commercial loans secured by real estate are generally granted in an amount no greater than 75% of the appraised value.

Installment Loans

Installment  loans  are made to  individuals  for  household,  family  and other
personal  expenditures.   These  loans  typically  have  fixed  rates  and  have
maturities of five years or less.

Lending Policies and Procedures

The Bank's lending policies and procedures are established by senior management of the Company and are approved by the Boards of Directors of the Bancorp and the Bank. The Boards of Directors have established internal procedures, which limit loan approval authority of the Bank's loan officers. The Board of Directors of the Bank has delegated lending authority to executive officers who in turn have delegated lending authority to selected loan officers.

The Directors' Loan Committee of the Bank must approve all new loans and loan renewals in excess of specified amounts (excluding savings secured, which is unlimited in amount). As of December 31, 2005, this included any loan in excess of $6,000,000 if secured and $3,000,000 if unsecured.

Loans to directors and executive officers of the Bank or its affiliates must be approved in all instances by a majority of the Board of Directors. In accordance with law, directors and officers are not permitted to participate in the discussion of or to vote on loans made to them or their related interests. In addition, loans to directors and officers must be made on substantially the same terms, including interest rates and collateral requirements, as those prevailing for comparable transactions with other nonaffiliated persons at the time each loan was made, subject to the limitations and other provisions in California and Federal law. These loans also must not involve more than the normal risk of collectibility or present other unfavorable terms. See Supervision and Regulation - Extension of Credit to Insiders.

Consolidated Deposits
---------------------

Napa County and Solano County currently constitute the Company's primary service areas and most of the Bank's deposits are attracted from these areas. No material portion of the Bank's deposits have been obtained from a single person or a few persons, the loss of any one or more of which would have a material adverse effect on the business of the Bank. Total deposits as of December 31, 2005 were $516,393,000. Total deposits as of December 31, 2004 were $484,493,000.

Employees
---------

At December 31, 2005, the Company employed 181 persons, 30 of whom are part-time employees, including 7 executive officers and 40 other officers. At December 31, 2004 the Company employed 172 persons, 34 of whom are part-time employees, including 6 executive officers 43 other officers. None of the Company's employees are presently represented by a union or covered under a collective bargaining agreement. Management of the Company believes its employee relations are excellent.

The Competition
---------------

The banking business in California, generally and in the service areas served by the Bank, specifically, is highly competitive with respect to both loans and deposits and is dominated by a few major banks which have many offices operating over wide geographic areas. The Bank competes for deposits and loans principally with these major banks, savings and loan associations, finance companies, credit unions and other financial institutions located in the Bank's market areas. Among the advantages the major banks have over the Bank are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in the Bank's service areas offer certain services (such as trust and international banking services) which are not offered directly by the Bank and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank.

Moreover, banks generally, and the Bank in particular, face increasing competition for loans and deposits from non-bank financial intermediaries such as thrift and loan associations, mortgage companies, insurance companies and other lending institutions. Further, the recent trend has been for other institutions, such as brokerage firms, credit card companies, and even retail establishments, to offer alternative investment vehicles, such as money market funds, as well as offering traditional banking services such as check access to money market funds and cash advances on credit card accounts. In addition, the other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities also compete with the Bank in the acquisition of deposits.

In order to compete with the other financial institutions in their market areas, the Bank relies principally upon local promotional activity, personal contacts by its officers, directors, employees and Company shareholders, and specialized services. In conjunction with the Bank's business plan to serve the financial needs of local residents and small-to medium-sized businesses, it also relies on officer calling programs to existing and prospective customers, focusing its overall marketing efforts towards its local communities. The Bank's promotional activities emphasize the advantages of dealing with a locally owned and headquartered institution sensitive to the particular needs of its local communities. For customers whose loan demands exceed the Bank's lending limit, the Bank attempts to arrange for such loans on a participation basis with other financial institutions.

The Bank's strategy for meeting the competition has been to maintain a sound capital base and liquidity position, employ experienced management, concentrate on particular segments of the market and offer customers a degree of personal attention that, in the opinion of management, is not generally available through the Bank's larger competitors.

Supervision And Regulation
--------------------------

A.       General

North Bay

North Bay, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended, and is registered with and subject to the supervision of the Board of Governors of the Federal Reserve System ("the Federal Reserve"). It is the policy of the Federal Reserve that each bank holding company serve as a source of financial and managerial strength to its subsidiary banks. The Federal Reserve has the authority to examine North Bay.

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

North Bay may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries, with the exception of certain activities which, in the opinion of the Federal Reserve, are so closely related to banking or to managing or controlling banks as to be incidental to banking. The Gramm-Leach-Bliley Act, federal legislation enacted in 2000, offers bank holding companies an opportunity to broaden the scope of activities engaged in by electing to be treated as a financial holding company. A financial holding company enjoys broader powers than a bank holding company, specifically including the ability to own securities and insurance companies in addition to financial institutions. North Bay became a financial Holding Company on August 23, 2000. In a letter to the Federal Reserve Bank of San Francisco dated October 14, 2004, North Bay suspended its financial holding company status and will operate instead as a bank holding company. The change in status will not affect any non-financial subsidiaries or activities currently being conducted by North Bay, although it will mean that, future acquisitions or expansions of non-financial activities may require prior Federal Reserve Board approval and will be limited to those that are permissible for bank holding companies. North Bay is generally prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless that company is engaged in such authorized activities and the Federal Reserve approves the acquisition.

North Bay and its subsidiaries are prohibited from engaging in certain tie in arrangements in connection with any extension of credit, sale or lease of property or provision of services. For example, with certain exceptions The Vintage Bank may not condition an extension of credit on a customer obtaining other services provided by it, North Bay or any other subsidiary, or on a promise by the customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between The Vintage Bank and its affiliates. As affiliates, The Vintage Bank and North Bay are subject with certain exceptions, to the provisions of federal law imposing limitations on and requiring collateral for extensions of credit by The Vintage Bank to any affiliate.

The Bank

As a California state chartered bank , The Vintage Bank is subject to regulation, supervision and periodic examination by the California Department of Financial Institutions. As a member of the Federal Reserve System, The Vintage Bank is also subject to regulation, supervision and periodic examination by the Federal Reserve Bank of San Francisco. The Bank's deposits are insured by the Federal Deposit Insurance Corporation to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases. Insured banks are subject to FDIC regulations applicable to all insured institutions.

The regulations of these state and federal bank regulatory agencies govern, or will govern, most aspects of the Bank's businesses and operations, including but not limited to, the scope of their business, its investments, its reserves against deposits, the nature and amount of any collateral for loans, the timing of availability of deposited funds, the issuance of securities, the payment of dividends, bank expansion and bank activities, including real estate development and insurance activities, and the payment of interest on certain deposits. The Vintage Bank is also subject to the requirements and restrictions of various consumer laws, regulations and the Community Reinvestment Act.

B.       Payment of Dividends

North Bay Bancorp

The shareholders of North Bay are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California Corporations Code. At December 31, 2005, North Bay had no outstanding shares of preferred stock.

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

The principal sources of cash revenue to North Bay are dividends and management fees received from The Vintage Bank. The Bank's ability to make dividend payments to North Bay is subject to state and federal regulatory restrictions.

The Bank

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

Accordingly, the future payment of cash dividends by The Vintage Bank to North Bay will generally depend not only on the Bank's earnings during any fiscal period but also on the Bank's meeting certain capital requirements and the maintenance of adequate allowances for loan and lease losses.

C.       Change in Control

The Bank Holding Company Act of 1956, as amended and the Change in Bank Control Act of 1978, as amended, together with regulations of the Federal Reserve, require that, depending on the particular circumstances, either Federal Reserve approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or company acquiring "control" of a state member bank, such as the Bank, subject to exemptions for some transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or no other person will own a greater percentage of that class of voting securities immediately after the transaction.

D.       Capital Standards

The Federal Reserve and other federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance-sheet items. The regulators measure risk-adjusted assets and off-balance-sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Trust preferred securities are also considered Tier 1 capital for regulatory purposes up to 25% of capital. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4%.

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

A member bank that does not achieve and maintain the required capital levels may be issued a capital directive by the Federal Reserve to ensure the maintenance of required capital levels. As discussed above, the Company and the Bank are required to maintain certain levels of capital. The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company on a consolidated basis as of December 31, 2005 follow:

                                                                        (In 000's)
                                                                                           To Be Well Capitalized
                                                                                                Under Prompt
                                                                                             Corrective Action
                                                   Actual                For Capital            Provisions
                                              Amount     Ratio       Amount     Ratio        Amount     Ratio
                                              ------     -----       ------     -----        ------     -----
As of December 31, 2005:
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
      Consolidated                          $ 66,599    13.01%     $ 40,801    >8.00%       $ 51,001   >10.00%
      The Vintage Bank                        61,342    11.99%       40,794    >8.00%         50,992   >10.00%
TIER 1 (TO RISK WEIGHTED ASSETS)
      Consolidated                          $ 61,532    12.02%     $ 20,401    >4.00%       $ 30,601   >6.00%
      The Vintage Bank                        56,275    11.00%       20,397    >4.00%         30,595   >6.00%
TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS)
      Consolidated                          $ 61,532     9.87%     $ 24,929    >4.00%       $ 31,162   >5.00%
      The Vintage Bank                        56,275     9.11%       24,702    >4.00%         30,878   >5.00%

Imposition of Liability for Undercapitalized Subsidiaries.

Bank regulators are required to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institutions holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The bank regulators have greater power in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.


E.       Impact of Monetary Policies

The earnings and growth of the Bank are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment. The earnings of the Bank are affected not only by general economic conditions but also by the monetary and fiscal policies of the United States and federal agencies, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States Government securities and by its control of the discount rates applicable to borrowings by banks from the Federal Reserve System. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and affect the interest rates charged on loans and paid on deposits. The Federal Reserve's policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The nature and timing of any future changes in monetary policies are not predictable.

F.       Extensions of Credit to Insiders and Transactions with Affiliates

Extensions of Credit to Insiders

The Federal Reserve Act and Federal Reserve Regulation O place limitations and conditions on loans or extensions of credit to a bank's or bank holding company's executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities); any company controlled by any such executive officer, director or shareholder; or any political or campaign committee controlled by such executive officer, director or principal shareholder.

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

Restrictions on Transactions with Affiliates and Insiders.

Transactions between the holding company and its subsidiaries, including the Bank, are subject to Section 23A of the Federal Reserve Act, and to the requirements of Regulation W. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties, which are collateralized by the securities, or obligations of the Company or its subsidiaries.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act, and to the requirements of Regulation W which generally requires that certain transactions between the holding company and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

G.       Financial Services Modernization Legislation

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act. This legislation eliminates many of the barriers that have separated the insurance, securities and banking industries since the Great Depression. The federal banking agencies (the Federal Reserve, FDIC and the Office of the Comptroller of the Currency) among others, continue to draft regulations to implement the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act is the result of a decade of debate in the Congress regarding a fundamental reformation of the nation's financial system. The law is subdivided into seven titles, by functional area.

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

Activities permissible for financial subsidiaries of state member banks, include, but are not limited to, the following: (a) Lending, exchanging, transferring, investing for others, or safeguarding money or securities; (b) Insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker for purposes of the foregoing, in any State; (c) Providing financial, investment, or economic advisory services, including advising an investment company; (d) Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and (e) Underwriting, dealing in, or making a market in securities.

Securities Activities

Title II narrows the exemptions from the securities laws previously enjoyed by banks, requires the Federal Reserve and the SEC to continue to work together to draft rules governing certain securities activities of banks, and creates a new, voluntary investment bank holding company.

Insurance Activities

Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities of federally-chartered banks, and bars the states from prohibiting insurance activities by depository institutions. The law encourages states to develop uniform or reciprocal rules for the licensing of insurance agents.

Privacy.

Title V of the Gramm-Leach-Bliley Act requires federal banking regulators to implement the privacy provisions of Title V. Pursuant to the rules, financial institutions must provide

     o initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

     o    annual notices of their privacy policies to current customers; and

     o a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

As of December 31, 2005, the Bank was in compliance with the privacy provisions of the Gramm-Leach-Bliley Act and the implementing regulations promulgated by the Federal Reserve, and subsequently, as necessary, has updated and enhanced its procedure and practice in this critical area.

Safeguarding Confidential Customer Information.

Under Title V of the Gramm-Leach-Bliley Act, financial institutions are required to establish an information security program to:

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

The Bank has implemented a security program appropriate to its size and complexity and the nature and scope of its operations.

H.       Bank Secrecy Act

     The Bank Secrecy Act ("BSA") was enacted by Congress to combat money laundering, the process of converting cash proceeds from illegal activities, primarily drug dealing and international terrorism, into financial assets that appear legitimate. The purpose of the BSA is to "require certain reports and records where they have a high degree of usefulness in criminal, tax, or regulatory proceedings". The BSA has recently been enhanced by the provisions of the USA PATRIOT Act, which is discussed below.

     Under the BSA, a financial institution must have a written BSA compliance program and policies. The major provisions of the BSA, applicable to the Bank, require banks to:

     o Report any transaction which results in cash into or out of the financial institution in an amount over $10,000 to the Internal Revenue Service ("IRS");

     o    Obtain  and  maintain  certain   identifying   information  about  any
          purchaser of a bank check or draft, cashier's check, money order, or traveler's check for $3,000 or more;

     o Retain all records required by the BSA for five years in such a way as to be accessible within a reasonable period of time;

     o    Establish a Customer Identification Program; and

     o Report certain suspicious activities related to the BSA to the Financial Crimes Enforcement Network ("FinCen").

     The Bank has adopted a BSA compliance program and policies that comply with the provisions of the BSA.

I.       Community Reinvestment Act Sunshine Requirements.

CRA Sunshine regulations require nongovernmental entities or persons and insured depository institutions and affiliates that are parties to written agreements made in connection with the fulfillment of the institution's CRA obligations to make available to the public and the federal banking agencies a copy of each such agreement. The regulations impose annual reporting requirements concerning the disbursement, receipt and use of funds or other resources under each such agreement.

The Bank is not a party to any agreement that would be the subject of reporting pursuant to the CRA Sunshine Requirements.

The Bank intends to comply with all provisions of the Gramm-Leach-Bliley Act and all implementing regulations.

J.       Consumer Protection Laws and Regulations

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

The Community Reinvestment Act ("CRA") is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank's record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance." The Vintage Bank was examined as of July 11, 2005 and was rated satisfactory.

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

K.       Recent and Proposed Legislation

The operations of North Bay and the Bank are subject to extensive regulation by federal, state, and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of their respective operations. North Bay believes that it is in substantial compliance in all material respects with applicable federal, state, and local laws, rules and regulations. Because the business of North Bay and the Bank is highly regulated, the laws, rules and regulations applicable to each of them are subject to regular modification and change.

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

Sarbanes-Oxley Act

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 ("SOX") implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require pre-approval by the company's audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, legal counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms and increased penalties will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended,  and  bonuses  issued  to top  executives  prior to  restatement  of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. SOX accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

SOX also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. SOX also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders. In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a "registered public accounting firm" in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

As directed by Section 302(a) of SOX, the Company's chief executive officer and chief financial officer were each required to certify that the Company's Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Company's disclosure and internal controls; they have made certain disclosures to North Bay's auditors and the audit committee of the Board of Directors about the Company's disclosure and internal controls; and they have included information in the Company's Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Company's disclosure and internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. North Bay is subject to the requirements with respect to internal control, beginning with this 2005 Annual report on Form 10-K.

USA PATRIOT Act

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

     o To conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

     o To ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     o To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

     o To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     o    The development of internal policies, procedures, and controls;

     o    The designation of a compliance officer;

     o    An ongoing employee training program; and

     o    An independent audit function to test the programs.

On June 20, 2002, the Board of Directors of the Bank adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act, and management believes that the Bank is currently in full compliance with the Act.

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

The California Financial Information Privacy Act ("CFIPA"), which was enacted in 2003, requires a financial institution to provide specific information to a consumer related to the sharing of that consumer's nonpublic personal information. The Act would allow a consumer to direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and would require that permission from each such consumer be acquired by a financial institution prior to sharing such information. These provisions are much more restrictive than the privacy provisions of the Financial Services Modernization Act. Provisions of the CFIPA are currently subject to litigation.

Congress enacted the FACT Act, ("Fair and Accurate Credit Transaction Act") of 2003, which has the effect of avoiding the sunset preemption provision of the Fair Credit Reporting Act (FCRA) that were due to expire on December 31, 2003. The President signed the FACT Act into law on December 4, 2003. In general, the FACT Act amends the FCRA and, in addition, provides that, when the implementing regulations have been issued and become effective, the FACT Act preempts elements of the California Financial Information Privacy Act. A series of regulations and announcements were promulgated during 2004, including a joint FTC/Federal Reserve announcement of effective dates for FCRA amendments, the FTC's "Free Credit Report" rule, revisions to the FTC's FACT Act Rules, the FTC's final rules on identity theft and proof of identity, the FTC's final regulation on consumer information and records disposal, and the FTC's final summaries and notices. On January 24, 2005, the FTC issued a final rule on prescreen notices.

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

     o A five-year transition period for application of quantitative limits, ending March 31, 2009.

L.       Other

Various other legislation, including proposals to overhaul the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is introduced into Congress or the California Legislature from time to time. North Bay and the Bank cannot determine the ultimate effect that any potential legislation, if enacted, or regulations promulgated thereunder, would have upon the financial condition or operations of the North Bay or the Bank.

Item 1(a) RISK FACTORS

Our financial results are subject to a number of risks. The factors discussed below are intended to highlight risks that management believes are most relevant to our current operating environment. This listing is not intended to capture all risks associated with our business. Additional risks, including those generally affecting the industry in which we operate, risks that we currently deem immaterial and risks generally applicable to companies that have recently undertaken similar transactions, may also negatively impact our consolidated financial position, consolidated results of operations, or liquidity.

We depend on cash dividends from our subsidiary bank to meet our cash obligations. As a holding company, dividends from our subsidiary bank provide a substantial portion of our cash flow used to service the interest payments on our trust preferred securities and our other obligations, including cash dividends. Various statutory provisions restrict the amount of dividends our subsidiary bank can pay to us without regulatory approval.

Anti-Takeover Provisions may hinder a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock. Provisions of our articles of incorporation, bylaws and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions may hinder a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

Ability of North Bay to execute its business strategy may effect the financial performance and profitability of North Bay and the Bank. The financial performance and profitability of North Bay will depend on its ability to execute its strategic plan and manage its future growth. Moreover, North Bay's future performance is subject to a number of factors beyond its control, including pending and future federal and state banking legislation, regulatory changes, unforeseen litigation outcomes, inflation, lending and deposit rate changes, interest rate fluctuations, increased competition and economic conditions. Accordingly, these issues could have a material adverse effect on North Bay's business, financial condition, results of operations or liquidity.

North Bay's and the Bank's success depends on key personnel. North Bay's and the Bank's success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with North Bay or the Bank for many years. The loss or unavailability of any of their key executives or directors could have a material adverse effect on North Bay's and the Bank's business, financial condition, results of operations or liquidity. See also Part III, Item 10, "Directors and Executive Officers of Registrant".

Deterioration of local economic conditions could hurt profitability of North Bay and the Bank. The operations of the Bank are primarily located in Napa County and surrounding areas. The operations of Solano Bank, a Division of the Bank are primarily located in Solano County. As a result of this geographic concentration, the Bank's results depend largely upon economic conditions in these areas. Adverse local economic conditions in Napa and Solano counties may have a material adverse effect on the financial condition and results of operations of North Bay and the Bank.

Financial services business is highly competitive which could adversely affect the North Bay's and the Bank's earnings and profitability. The banking and financial services business in California, and in the Bank's market area, is highly competitive. These banks compete, or will compete, for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. There can be no assurance that the Bank will be able to compete effectively in its markets, and the results of operations of North Bay and the Bank could be materially and adversely affected if the nature or level of competition changes. See Item 1, Business - Competition."

Loan and lease losses could hurt North Bay's and the Bank's operating results. A significant source of risk for financial institutions like North Bay and the Bank arises from the possibility that losses will be sustained because borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. North Bay and the Bank have adopted underwriting and credit monitoring procedures and credit policies, including establishment and review of the allowance for credit losses; tracking loan performance; and diversifying their credit portfolios. These policies and procedures, however, may not prevent unexpected losses which could materially adversely affect their results of operations.

Deterioration of real estate market could hurt North Bay's and the Bank's performance. At December 31, 2005, approximately 78% of the Bank's loans were secured by real estate. The ability of the Bank to continue to originate real estate secured loans may be impaired by adverse changes in local and regional economic conditions in the real estate market, increasing interest rates, or by acts of nature, including earthquakes and flooding. Due to the concentration of real estate collateral, these events could have a material adverse impact on the value of the collateral resulting in losses to the Bank.

We also have a concentration in higher risk commercial real estate loans. We also have a high concentration in commercial real estate or CRE loans. Approximately 54% of our lending portfolio can be classified as CRE lending. CRE loans generally involve a higher degree of credit risk than residential mortgage lending due, among other things, to the large amounts loaned to individual borrowers. Losses incurred on loans to a small number of borrowers could have a material adverse impact on our income and financial condition. In addition, unlike residential mortgage loans, commercial real estate loans generally depend on the cash flow from the property to service the debt. Cash flow may be significantly affected by general economic conditions.

Banking regulators have recently issued proposed guidance regarding institutions that have particularly high concentrations of CRE within their lending portfolios. This guidance suggests that institutions that exceed certain levels of CRE lending may be required, in the future, to maintain higher capital ratios than institutions with lower concentrations in CRE lending. At December 31, 2005, the Bank's CRE level exceeded the threshold for such concentrations. If and when this proposed guidance becomes final, we may be subject to enhanced regulatory scrutiny and subject to higher capital requirements.

Interest rate fluctuations could hurt operating results. The income of North Bay and the Bank depends to a great extent on "interest rate differentials" and the resulting net interest margins; that is, the difference between the interest rates earned on their interest-earning assets such as loans and investment securities, and the interest rates paid on their interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond the Bank's control, including general economic conditions and the policies of various government and regulatory agencies, in particular, the Federal Reserve. In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and investment securities and paid on deposits, which could have a material adverse effect on business, financial condition and results of operations.

Government regulation and legislation could hurt business and prospects of North Bay and the Bank. North Bay and the Bank are subject to extensive state and federal regulation, supervision and legislation which govern almost all aspects of their respective operations. Their businesses are particularly susceptible to the enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. These laws are subject to change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds and not for the protection of shareholders of bank holding companies or banks. North Bay cannot predict what effect any presently
contemplated   or  future   changes  in  the  laws  or   regulations   or  their
interpretations would have on its business and prospects, but it could be material and adverse

Environmental liability associated with commercial lending could result in losses. In the course of business, the Bank has acquired, and the Bank may in the future acquire, through foreclosure, properties securing loans they have originated or purchased which are in default. In commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, an affected bank might be required to remove these substances from the affected properties at its sole cost and expense. The cost of this removal could substantially exceed the value of affected properties.

North Bay or the Bank, as the case may be, may not have adequate remedies against the prior owner or other responsible parties or could find it difficult or impossible to sell the affected properties. This could have a material adverse effect on North Bay's and the Bank's business, financial condition and operating results.

North Bay and the Bank rely heavily on technology and computer systems and computer failure could result in loss of business and adversely affect the business and operations of North Bay and the Bank . Advances and changes in technology can significantly impact the business and operations of North Bay and the Bank. They may face many challenges including the increased demand for providing computer access to bank accounts and the systems to perform banking transactions electronically. North Bay's and the Bank's ability to compete depends on their ability to continue to adapt technology on a timely and cost-effective basis to meet these demands. In addition, the businesses and operations of North Bay and the Bank are susceptible to negative impacts from computer system failures, communication and energy disruption, and unethical individuals with the technological ability to cause disruptions or failures of their respective data processing systems.

Breach of information security and technology dependence could have a material adverse effect on the North Bay's and the Bank's business, financial condition, results of operations or liquidity. Despite instituted safeguards, North Bay and the Bank cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. North Bay and the Bank rely on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and North Bay and the Bank could be exposed to claims from customers. Any of these results could have a material adverse effect on North Bay's and the Bank's business, financial condition, results of operations or liquidity.

Item 1(b).  UNRESOLVED STAFF COMMENTS

None.

Item 2 - PROPERTIES

The Company is engaged in the banking  business through thirteen (13) offices in
Napa  County  and  Solano  County  in  Northern  California.   All  offices  are
constructed and equipped to meet prescribed security requirements.

The Company owns three branch office locations and leases seven branch office locations and three administrative facilities. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.


Item 3 - LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries are party to any material pending legal proceeding, nor is their property the subject of any material pending legal proceeding, except routine legal proceedings arising in the ordinary course of their business. None of these proceedings is expected to have a material adverse impact upon the Company's business, consolidated financial position or results of operations.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2005.

                                     PART II

Item 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER'S PURCHASES OF EQUITY SECURITIES

(a) The Company's common stock is traded on the Nasdaq National Market System under the symbol NBAN effective September 3, 2002.

The following table (adjusted for the 2006, 2005 and 2004 stock dividends and stock splits) summarizes the common stock high and low prices based upon transactions of which the Company is aware:

   Quarter ended              High         Low
   -------------              ----         ---
March 31, 2004              $ 20.41      $ 18.08
June 30, 2004               $ 21.30      $ 18.74
September 30, 2004          $ 19.80      $ 16.95
December 31, 2004           $ 27.44      $ 18.02
March 31, 2005              $ 31.30      $ 24.88
June 30, 2005               $ 28.81      $ 22.88
September 30, 2005          $ 29.98      $ 23.81
December 31, 2005           $ 28.76      $ 24.86


There may be other transactions of which the Company is not aware and, accordingly, they are not reflected in the range of actual sales prices stated. Further, quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions. Additionally, since trading in the Company's common stock is limited, the range of prices stated are not necessarily representative of prices that would result from a more active market.

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

The Company paid cash dividends of $0.14 per share in 2005 and $0.11 per share in 2004. The holders of common stock of Bancorp are entitled to receive cash dividends when and as declared by the Board of Directors, out of funds legally available for the payment of dividends. The Company had a 3-for-2 stock split on December 16, 2004.

On February 27, 2006, the Board of Directors of Bancorp declared a $0.15 per share cash dividend and a 5% stock dividend payable April 12, 2006 to shareholders of record on March 22, 2006.

North Bay Bancorp is restricted in its ability to pay dividends to its shareholders. For a discussion of restrictions imposed, see "SUPERVISION and REGULATION - Payment of Dividends."

As of March 13, 2006, there were 912 holders of record of North Bay Bancorp's common stock.

(b) Inapplicable

(c) Inapplicable

The following chart provides information as of December 31, 2005 concerning the Company's Stock Option Plan, the Company's only equity compensation plan:

                                                                                         Number of securities remainging
                                           Number of Securities     Weighted avearage      available for future issuance
                                          to be issued exercise     exercise price of      under equity compensation
                                         of outstanding options,   outstanding options,    plans (excluding secutities
                                          warrants, and rights     warrants and rights      reflecting in column(a)
Plan Category                                       a                     b                         c
--------------------                      --------------------     -------------------      -----------------------
Equity compensation plan
  approved by security holder                    534,419                $ 15.47                   234,486
Equity compensation plans not
  approved by security holders-                       --                     --                       --
Total                                            534,419                $ 15.47                   234,486

Item 6 -    SELECTED FINANCIAL DATA

The following table presents a summary of selected consolidated data for North Bay Bancorp and subsidiaries (the Company) for the five years ended December 31, 2005. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in the annual report:

                                                  (In 000's except share and per share data)
                                     2005          2004           2003           2002           2001
                                 ----------     ----------     ----------     ----------     ----------
STATEMENTS OF OPERATIONS DATA:
Interest income                  $   33,865     $   26,585     $   22,251     $   21,179     $   20,307
Interest expense                      5,082          3,543          2,995          3,691          5,887
                                 ----------     ----------     ----------     ----------     ----------
Net interest income                  28,783         23,042         19,256         17,488         14,420
Provision for loan losses               815            620            238            576            447
                                 ----------     ----------     ----------     ----------     ----------
Net interest income after
 provision loan losses               27,968         22,422         19,018         16,912         13,973
Noninterest income                    3,941          4,198          3,847          3,111          2,691
Noninterest expense                  21,171         18,536         16,315         14,316         11,955
Provision for income taxes            4,105          3,020          2,179          1,999          1,687
                                 ----------     ----------     ----------     ----------     ----------
Net income                       $    6,633     $    5,064     $    4,371     $    3,708     $    3,022
                                 ==========     ==========     ==========     ==========     ==========

BASIC PER SHARE DATA: (1)
  Earnings per share             $     1.63     $     1.26     $     1.11     $     0.97     $     0.81
  Average shares outstanding      4,074,163      4,011,405      3,939,386      3,825,886      3,744,370

DILUTED PER SHARE DATA: (1)
  Earnings per share             $     1.56     $     1.23     $     1.08     $     0.95     $     0.80
  Average shares outstanding      4,254,100      4,116,168      4,034,495      3,921,395      3,785,347

BALANCE SHEET DATA:
  Total assets                   $  602,697     $  562,063     $  459,482     $  416,458     $  326,806
  Net loans                         409,504        373,629        303,139        234,337        183,548
  Total deposits                    516,393        484,493        406,445        367,803        292,441
  Shareholders' equity               50,053         44,134         39,441         35,343         29,980

_________________
(1) All per share amounts have been adjusted to reflect the 5% stock dividends declared January 29, 2001, January 28, 2002, January 27, 2003, January 26, 2004, January 24, 2005 and February 27, 2006 as well as a 3-for-2 stock split declared November 22, 2004.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD LOOKING STATEMENT

This Annual Report contains statements relating to future results of the Company that are considered to be "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, loan loss reserve adequacy, accounting for available-for-sale securities and deferred assets, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company's markets, equity and fixed income market fluctuations, personal and corporate customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties. These forward looking statements speak only as of the date on which these statements are made, and the Company undertakes no obligation to update any forward looking statement to reflect events or circumstances after the date on which these statements are made or to reflect the occurrence of unanticipated events.

Moreover, wherever phrases such as or similar to "in Management's opinion", or "Management considers" are used, these statements are as of and based upon knowledge of Management, at the time made and are subject to change by the passage of time and/or subsequent events, and accordingly such statements are subject to the same risk and uncertainties noted above with respect to forward looking statements.


This discussion should be read in conjunction with the financial statements and the notes included herein.

OVERVIEW

Bancorp, organized November 1, 1999, is the holding company for the Bank, which is a wholly owned subsidiary. Effective January 15, 2005, the Company merged Solano Bank, previously a wholly owned subsidiary of Bancorp, into the Bank. The Company reported net income of $6,633,000, or $1.56 per diluted share, in 2005 compared with $5,064,000, or $1.23 per diluted share, in 2004 and $4,371,000, or $1.08 per diluted share, in 2003, equating to a return on average assets of 1.11%, .97% and 1.00% for years 2005, 2004 and 2003, respectively. The return on average equity was 13.94% in 2005 compared with 12.34% and 11.70% in 2004 and 2003, respectively.

As of December 31, 2005, total assets were $602,697,000 compared with total assets of $562,063,000 at year end 2004, representing a 7% increase in 2005. Deposits increased 7% in 2005 and loans, net of the allowance for loan losses, increased 10%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

We evaluate our allowance for loan loss on a quarterly basis. We believe that the allowance for loan loss is a "critical accounting estimate" because it is based upon management's assessment of various factors affecting the collectibility of the loans, including current and projected economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans and commitments.

We determine the appropriate level of the allowance for loan losses, using an analysis of the various components of the loan portfolio, including all significant credits on an individual basis. We segment the loan portfolios into as many components as practical, with each component having similar characteristics, such as risk classification, past due status, type of loan, industry or collateral.

Management has an established methodology for calculating the level of the allowance for loan losses. We analyze the following components of the portfolio and consider them in determining the adequacy of the allowance for loan losses:

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

     o An allowance for all loans outstanding within the portfolio and not contained in the specific allowance

Judgmental allowance defined as:

     o    National and local economic trends and conditions

     o    Trends in volume of loans

     o    Changes in underwriting standards and/or lending personnel

     o    Concentrations of credit within the portfolio

No assurance can be given that the Company will not sustain loan losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio will not require an increase in the allowance. Prevailing factors in association with the methodology may include improvement or deterioration of individual commitments or pools of similar loans, or loan concentrations.

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

Deferred Tax Assets.

Deferred income taxes reflect the estimated future tax effects of temporary differences between the reported amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced.

SUMMARY OF EARNINGS

Return on Equity and Assets

The following sets forth key ratios for the periods ending December 31, 2005, 2004 and 2003.

                                                      2005     2004       2003
                                                      ----     ----       ----
Net income as a percentage of average assets          1.11%     0.97%     1.00%
Net income as a percentage of average equity         13.94%    12.34%    11.70%
Average equity as a percentage of average assets 7.99% 7.84% 8.50% Dividends declared per share as a percentage of
 net income per share                                 9.15%    11.27%    11.17%


Net Interest Income

Net  interest  income  before   provision  for  loan  losses  was   $28,783,000,
$23,042,000 and $19,256,000 in 2005, 2004 and 2003,  respectively,  representing increases of 25% in 2005 and 20% in 2004.

The following table sets forth average daily balances of assets, liabilities, and shareholders' equity during 2005, 2004 and 2003, along with total interest income earned and expense paid, and the average yields earned or rates paid thereon and the net interest margin for the years ended December 31, 2005, 2004 and 2003.

                                                                            ($ In 000's)
                                        December 31, 2005                  December 31, 2004                    December 31, 2003
                                        -----------------                  -----------------                    -----------------
                                Average     Income/     Rate/     Average      Income/      Rate/      Average     Income/     Rate/
                                Balance     Expense    Yield      Balance     Expense      Yield       Balance     Expense     Yield
                                -------     -------    -----      -------     -------      -----       -------     -------     -----
ASSETS
Loans  (1)                    $ 402,770    $ 28,516    7.08%    $ 352,863    $ 22,828       6.47%     $ 277,220   $ 18,782     6.78%
Investment securities:
Taxable                          90,039       3,621    4.02%       78,007       2,945       3.78%        78,457      2,535     3.23%
Non-taxable (2)                  14,874         541    5.51%       13,719         522       5.04%        16,948        725     5.65%
                              ---------     -------    ----     ---------     -------       ----      ---------      -----     ----
Total loans and
 investment securities          507,683      32,678    6.49%      444,589      26,295       5.95%       372,625     22,042     5.98%

Due from banks, time                100           3    3.00%          100           3       3.00%           100          2     2.00%
Federal funds sold               32,861       1,184    3.60%       19,710         287       1.46%        18,104        207     1.14%
                              ---------     -------    ----     ---------     -------       ----      ---------      -----     ----
Total earning assets            540,644      33,865    6.32%      464,399      26,585       5.76%       390,829     22,251     5.75%

Cash and due from banks          34,664                            38,602                                28,216
Allowance for loan losses        (4,535)                           (3,814)                               (3,403)
Premises and equipment, net       9,847                            10,724                                11,125
Accrued interest receivable
 and ossets                      15,285                            13,417                                12,157
                              ---------                         ---------                             ---------
Total assets                  $ 595,905                         $ 523,328                             $ 438,924
                              =========                         =========                             =========


LIABILITIES AND
 SHAREHOLDERS' EQUITY
Deposits:
Interest bearing demand       $ 238,681     $ 1,947    0.82%    $ 215,854     $ 1,201       0.56%     $ 176,724      $ 916     0.52%
Savings                          42,157          91    0.22%       41,858          97       0.23%        32,678        107     0.33%
Time                             79,384       1,752    2.21%       76,114       1,290       1.69%        77,198      1,430     1.85%
                              ---------     -------    ----     ---------     -------       ----      ---------      -----     ----
Total deposits                  360,222       3,790    1.05%      333,826       2,588       0.78%       286,600      2,453     0.86%

Borrowings                       29,310       1,292    4.41%       23,325         955       4.09%        10,750        542     5.04%
                              ---------     -------    ----     ---------     -------       ----      ---------      -----     ----
Total interest bearing
 liabilities                    389,532       5,082    1.30%      357,151       3,543       0.99%       297,350      2,995     1.01%
                                            -------    ----                   -------       ----                     -----     ----
Noninterest bearing demand      154,232                           120,777                               100,342
Accrued interest payable
 and other liabilities           4,547                              4,347                                 3,876
Shareholders' equity            47,594                             41,053                                37,356
                             ---------                          ---------                             ---------


Total liabilities and
 shareholders equity          $595,905                          $ 523,328                             $ 438,924
                              =========                         =========                             =========
Net interest income                        $ 28,783                           $ 23,042                            $ 19,256
                                           ========                           ========                            ========

Net interest income to
 average earning assets
Net interest margin (3)                                5.38%                                5.00%                              4.99%
                                                       ====                                 ====                               ====

(1) Loan interest income includes loan fee income of $1,310 in 2005, $1,054 in 2004 and $1,119 in 2003.

(2) Average yields shown on non-taxable investment securities are presented on a fully taxable-equivalent basis using the federal statutory tax rate of 34% for all years presented. On a non-taxable - equivalent basis, the 2005 average yield was 3.64%, 3.80% in 2004, and 4.28% in 2003.

(3) Net interest margin is calculated by dividing net interest income (as adjusted for the non-taxable investment securities) by the average balance of total earning assets for the applicable year.

The following table sets forth a summary of the changes in interest earned and interest paid in 2005 over 2004 and 2004 over 2003 resulting from changes in assets and liabilities volumes and rates. The change in interest due to both rate and volume has been included in the rate variance.

                                                                    (In 000's)
                                                     2005 over 2004              2004 over 2003
                                                     --------------              --------------
                                                Volume   Rate     Total    Volume     Rate     Total
                                                ------   ----     -----    ------     ----     -----
INCREASE (DECREASE) IN INTEREST AND FEE INCOME
Loans                                         $ 3,231  $ 2,457  $ 5,688  $ 5,141   $ (1,095) $ 4,046
Time deposits with other
 Financial institutions                            --       --       --       --          1        1

Investment securities:
Taxable                                           458      218      676       (15)      425      410
Non-taxable (1)                                    44      (25)      19      (138)      (65)    (203)
Federal funds sold                                193      704      897        18        62       80
                                              -------  -------  -------   -------    ------   ------
Total interest and fee income                   3,926    3,354    7,280     5,006      (672)   4,334

INCREASE (DECREASE) IN INTEREST EXPENSE
Deposits:
Interest bearing Transaction accounts             136      610      746       205        80      285
Savings                                            (1)      (5)      (6)       31       (41)     (10)
Time deposits                                      52      410      462       (22)     (118)    (140)
                                              -------  -------  -------   -------    ------   ------
Total deposits                                    187    1,015    1,202       214       (79)     135

Borrowings                                        244       93      337       698      (285)     413
                                              -------  -------  -------   -------    ------   ------
Total interest expense                            431    1,108    1,539       912      (364)     548
                                              -------  -------  -------   -------    ------   ------
Net Interest income                           $ 3,495  $ 2,246  $ 5,741   $ 4,094    $ (308)  $3,786
                                              =======  =======  =======   =======    ======   ======

(1) The interest earned is presented on a non taxable-equivalent basis.

Net interest income is impacted by changes in the volume and mix of earning assets and interest-bearing liabilities and changes in interest rates. The increase in net interest income in 2005 compared with 2004 was primarily due to both the volume and rate increase in loans. The net interest margin increased in 2005 compared with 2004, equating to 5.38% in 2005 compared with 5.00% in 2004. The Company continues to enjoy a net interest margin higher than peer institutions of comparable size due to its low cost of funds.

Interest income increased $7,280,000, or 27%, in 2005 compared with 2004. Increases in the volume of earning assets accounted for increasing interest income by $3,926,000, and an increase of $3,354,000 was attributable to higher rates. The increase in interest income of $4,334,000 or 20% in 2004 compared with 2003 was primarily due to the growth in average total earning assets.

Total interest expense increased $1,539,000, or 43%, in 2005 compared with 2004. Increases in the volume of deposits and other borrowings increased interest expense by $431,000 and an increase of $1,108,000 was attributable to an increase in rates. Interest expense increased $548,000 in 2004 compared with 2003; the effect of volume increases accounted for $912,000 that was offset by a decrease of $364,000, or 20%, attributable to lower rates.

Provision and Allowance for Loan Losses

Credit risk is inherent in the business of lending. As a result, the Company maintains an Allowance for Loan Losses to absorb probable losses inherent in the Company's loan portfolio. This is maintained through periodic charges to earnings. These charges are shown in the Consolidated Statements of Operations as provision for loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses are immediately known to the Company and, of those that are known, the full extent of the loss may not be quantifiable at that point in time. The balance of the Company's Allowance for Loan Losses is meant to be an estimate of the probable losses inherent in the portfolio.

The Company's written lending policies, along with applicable laws and regulations governing the extension of credit, require risk analysis as well as ongoing portfolio and credit management through loan product diversification, lending limits, ongoing credit reviews, both internal and external, along with approval policies prior to funding of any loan. The Company manages and controls credit risk through diversification, close monitoring of any portfolio concentrations, loan limits to individuals and reviewing historical losses incurred by the Company. Loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight. Management has established a monitoring system for any concentration within the portfolio.

The existing portfolio consists of commercial loans to businesses, commercial and residential real estate loans and consumer products. The portfolio contains variable rate loans as well as loans with rates fixed for up to ten years. Fixed rate loans are primarily associated with real estate lending.

Assessment of the Adequacy of the Allowance for Loan Losses and the Allocation Process

The Company formally assesses the adequacy of the allowance on a quarterly basis. Determination of the adequacy is based on ongoing assessments of the probable risk in the outstanding loan portfolio. These assessments include periodic re-grading of credits based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, growth of the portfolio as a whole or by segment and other factors as warranted. Loans are initially graded when originated. They are re-graded as they are renewed, when there is a new loan to the same borrower, when identified facts demonstrate heightened risk of nonpayment or if they become delinquent on a frequent basis. Re-grading of classified loans will occur at least monthly. Confirmation of the quality of the grading process is obtained by independent credit reviews conducted by consultants specifically hired for this purpose and by regulatory examiners.

The Company evaluates individual loans that meet its criteria (loans over $100,000 and graded substandard or lower) to determine if impaired and to establish a specific allowance as necessary. The Company establishes percentages for the general allowance requirements for other loans according to their classification as determined by the Company's internal grading system. These loans are identified through the following categories:

Pass - These loans consist of the those graded as excellent, good and satisfactory.

Watch  -  These  loans  are  not  classified,   but  they  contain   potentially
unsatisfactory characteristics.

Special Mention - These assets constitute an undue and unwarranted credit risk, but not to the point of justifying a classification to substandard.

Substandard - These are loans inadequately protected by current sound worth, paying capacity of the borrower or pledged collateral. Substandard loans normally have one or more well-defined weaknesses that could jeopardize the repayment of the debt.

Doubtful - The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the asset, writing down the loan and recognizing the loss is deferred until its more exact status may be determined.

Loss - Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The above, along with specific allocations for concentrations in real estate, SBA 7A program and leases, are taken into consideration when evaluating the Company's allowance for loan losses.

As of December 31, 2005, the allowance for loan losses was $4,924,000, representing 1.19% of loans outstanding, as compared with an allowance for loan losses balance of $4,136,000 at December 31, 2004, representing 1.10% of loans outstanding. During 2005, 2004 and 2003, $815,000, $620,000 and $238,000,
respectively, was charged to expense for the provision for loan losses.

Non-performing Loans

The Company's policy is to place loans on nonaccrual status when, for any reason, principal or interest is past due for ninety days or more unless they are both well secured and in the process of collection. Any interest accrued, but unpaid, is reversed against current income. Thereafter, interest is recognized as income only as it is collected in cash. As of December 31, 2005 and 2004, there were no nonaccrual loans, loans that were past due ninety days or more, or troubled debt restructurings.

Historical Loan Loss & Recovery Experience

The following table provides a summary of the Bank's loan loss experience for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

                                                                        ($ in 000's)
                                                                         December 31
                                           2005           2004           2003           2002           2001
                                        ---------      ---------      ---------      ---------      ---------
Average loans for the period            $ 402,770      $ 352,863      $ 277,220      $ 212,735      $ 174,050
Loans outstanding at end of  period       414,428        377,765        306,663        237,627        186,265
Allowance for loan losses
Balance, beginning of period                4,136          3,524          3,290          2,717          2,268
Less loans charged off:
    Real estate loans                          --             74             --             --
    Commercial loans                           --             15             --             --
    Installment loans                          33             11             12             10              4
                                        ---------      ---------      ---------      ---------      ---------
Total loans charged off                        33            100             12             10              4
Recoveries:
    Real estate loans                          --             78             --             --
    Commercial loans                           --              3             --             --
    Installment loans                           6             11              8              7              6
                                        ---------      ---------      ---------      ---------      ---------
Total recoveries                                6             92              8              7              6

Net loans charged off (recovered)              27              8              4              3             (2)

Provision for loan losses                     815            620            238            576            447
                                        ---------      ---------      ---------      ---------      ---------

Balance, end of period                  $   4,924      $   4,136      $   3,524      $   3,290      $   2,717
                                        =========      =========      =========      =========      =========


Net loans charged off (recovered)
  to average loans by types:
       Real estate loans                    0.000%        -0.001%         0.000%         0.000%         0.000%
       Commercial loans                     0.000%         0.003%         0.000%         0.000%         0.000%
       Installment loans                    0.007%         0.000%         0.001%         0.001%        -0.001%
Net losses (recoveries) to average
 loans outstanding                          0.007%         0.002%         0.001%         0.001%        -0.001%

The following tables, in thousands, summarize the allocation of the allowance for loan losses among loan types at December 31, 2005, 2004, 2003, 2002 and 2001.

                                                                December 31, 2005
                                                                                    Percentage of Loans
(in thousands)                                 Composition     Amount Allocated for  in Each Category
                                                of Loans          Loan Losses          to Total Loans
                                                --------          -----------          --------------
Commercial loans                                 $ 85,979         $  1,367              20.75%
Commercial loans secured by  real estate           23,477              138               5.66%
Installment loans                                  38,856              219               9.38%
Real estate loans                                 233,723            2,774              56.40%
Construction loans                                 32,393              426               7.82%
                                                 --------         --------              -----
Total loans outstanding                           414,428                              100.00%
Less allowance for loan losses                      4,924         $  4,924
                                                 --------
Total loans, net                                 $409,504
                                                 ========

                                                                  December 31, 2004
                                                                                    Percentage of Loans
(in thousands)                                 Composition     Amount Allocated for  in Each Category
                                                of Loans          Loan Losses          to Total Loans
                                                --------          -----------          --------------


Commercial loans                                 $ 67,068         $    926              17.80%
Commercial loans secured by  real estate           26,447              278               7.00%
Installment loans                                  36,339              221               9.60%
Real estate loans                                 220,316            2,397              58.30%
Construction loans                                 27,595              314               7.30%
                                                 --------         --------              -----
Total loans outstanding                           377,765                              100.00%
Less allowance for loan losses                      4,136         $  4,136
                                                 --------
Total loans, net                                 $373,629
                                                 ========

                                                                   December 31, 2003
                                                                                    Percentage of Loans
(in thousands)                                 Composition     Amount Allocated for  in Each Category
                                                of Loans          Loan Losses          to Total Loans
                                                --------          -----------          --------------

Commercial loans                                 $ 45,991         $    801              15.00%
Commercial loans secured
 by  real estate                                   33,519              186              10.90%
Installment loans                                  28,860              158               9.40%
Real estate loans                                 163,088            2,018              53.20%
Construction loans                                 35,205              361              11.50%
                                                 --------         --------              -----
Total loans outstanding                           306,663                              100.00%
Less allowance for loan losses                      3,524         $  3,524
                                                 --------
Total loans, net                                 $303,139
                                                 ========

                                                                   December 31, 2002
                                                                                    Percentage of Loans
(in thousands)                                 Composition     Amount Allocated for  in Each Category
                                                of Loans          Loan Losses          to Total Loans
                                                --------          -----------          --------------

Commercial loans                                 $ 46,061         $    587              19.40%
Commercial loans secured by  real estate           16,991              294               7.20%
Installment loans                                  24,102              272              10.10%
Real estate loans                                 131,167            1,688              55.20%
Construction loans                                 19,306              449               8.10%
                                                 --------         --------              -----
Total loans outstanding                           237,627                              100.00%
Less allowance for loan losses                      3,290         $  3,290
                                                 --------
Total loans, net                                 $234,337
                                                 ========

                                                                   December 31, 2001
                                                                                    Percentage of Loans
(in thousands)                                 Composition     Amount Allocated for  in Each Category
                                                of Loans          Loan Losses          to Total Loans
                                                --------          -----------          --------------

Commercial loans                                $ 29,730         $    632              16.00%
Commercial loans secured by real estate            7,930               71               4.30%
Installment loans                                 20,301              259              10.90%
Real estate loans                                106,851            1,588              57.30%
Construction loans                                21,453              167              11.50%
                                                 --------         --------              -----
Total loans outstanding                          186,265                              100.00%
Less allowance for loan losses                     2,717         $  2,717
                                                 --------
Total loans, net                                $183,548
                                                ========

The increase in the allowance for loan losses was due primarily to overall growth in the loan portfolio and related inherent risk of loss. Net loans charged off were $27,000 in 2005 compared with net charge offs of $8,000 in 2004.

Management recognizes that the estimation of probable losses in the portfolio is not a science and therefore the current Allowance for Loan Losses is not expected to be equal to the result of the assessment. It is expected, however, that the assessment will demonstrate that the actual reserve is adequate for coverage of probable loan losses in the existing portfolio. To the extent that the current allowance is deemed insufficient to cover the estimate of unidentified losses, management will record an additional provision for loan loss. If the allowance is greater than appears to be required at that point in time, the provision expense may be adjusted accordingly.

Based on the current conditions of the loan portfolio, management believes that the $4,924,000 allowance for loan losses at December 31, 2005 is adequate to absorb potential losses inherent in the loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.


In the course of examination, regulators may require the Company to increase its amount in its allowance for loan losses based on information available to them at the time of their evaluation.


Noninterest Income

Details of noninterest income are as follows:

                                                 (In 000's)
                                        2005        2004          2003


Service charges and other fees        $ 2,073     $ 2,249      $ 1,645
Gain on sale of investment
 securities, net                           --         262          637
Other income                            1,868       1,687        1,565
                                      -------     -------      -------
   Total                              $ 3,941     $ 4,198      $ 3,847
                                      =======     =======      =======


Noninterest income for year 2005 decreased $257,000, or 6%, compared with 2004. The decline reflects a decrease in service charge income resulting from reduced non-sufficient funds (NSF) check activity. In addition, no securities gains were recorded in 2005 compared with the securities gains of $262,000 in 2004.
Increases during 2004 compared with 2003 were $351,000, or 9%. Gains on securities transactions in 2004 and 2003 were primarily due to selling securities with less than one year remaining to maturity to provide funding for loans or to reinvest in securities with a longer duration and higher effective yield to maturity.

Noninterest Expense

Details of noninterest expense are as follows:

                                                (In 000's)
                                     2005         2004         2003
Salaries and related benefits      $ 11,171     $ 9,993      $ 8,795
Occupancy                             1,787       1,487        1,289
Equipment                             2,037       2,018        1,703
Other                                 6,176       5,038        4,528
                                   --------    --------     --------
   Total                           $ 21,171    $ 18,536     $ 16,315
                                   ========    ========     ========

Salaries and benefits expense increased 12% and 14% in 2005 and 2004, respectively, from the previous year. The increases were primarily due to increases in the number of full-time equivalent employees, which has increased from approximately 131 at year-end 2001 to 167 at year-end 2005 as the Company has continued to grow its operations.


The 20% increase in occupancy expense during 2005 compared with 2004 was primarily due to having vacant space in the Vacaville office building owned by the Company and to opening a branch office in American Canyon in August 2004. The 15% increase in occupancy expense in 2004 compared with 2003 was primarily in rent and depreciation associated with opening a new branch in American Canyon.

Equipment expense increased 1% in 2005 compared with 2004. The 18% increase in 2004 compared to 2003 was primarily due to the Company reversing approximately $168,000 in accrued maintenance fees during 2003 as the result of settling litigation with a former software supplier and additional costs associated with maintaining ATMs.

The key components of other expenses are as follows:

                                             (In 000's)
                                   2005         2004          2003
Professional services           $ 2,558       $ 1,240       $ 1,387
Business promotion                  561           658           554
Stationery & supplies               499           393           380
Insurance                           269           320           224
Other                             2,289         2,427         1,983
                                -------       -------       -------
   Total                        $ 6,176       $ 5,038       $ 4,528
                                =======       =======       =======

Professional services increased $1,318,000, or 106%, in 2005 compared with the prior year primarily due to increases in consulting and audit costs associated with Sarbanes-Oxley compliance work. The 11% decrease in 2004 was primarily due to lower legal fees, offset by increased audit expense. Business promotion expense decreased 15% in 2005 compared with 2004. This decrease was primarily due to a decrease in advertising costs. The 19% increase in 2004 compared with 2003 was primarily the result of increased marketing expenditures. Stationery and supplies expense increased 27% and 3% in 2005 and 2004 respectively, reflecting overall volume increases and increased costs associated with the opening of a branch office in American Canyon in August 2004. Insurance expenses decreased 16% in 2005 compared to a 43% increase in 2004. The decrease in 2005 was due to a decrease in workers compensation insurance costs. The increase in 2004 was due to increases in volumes and number of locations, as well as increases in workers' compensation costs. Other expenses decreased 6% in 2005 compared to an increase of 22% in 2004. The decrease in 2005 was primarily due to decreases in postage and dues and subscription expenses. The increase in 2004 was primarily due to increased expenses for loans, postage, courier services, conferences and other miscellaneous expenses.


Provision for Income Taxes
The Company reported a provision for income taxes of $4,105,000, $3,020,000 and $2,179,000 for years 2005, 2004 and 2003, respectively. These provisions reflect accrual for taxes at the applicable rates for Federal and California state income taxes based upon reported pre-tax income and adjusted for the beneficial effect of the Company's investment in qualified municipal securities and life insurance products. The Company has not been subject to an alternative minimum tax (AMT).


BALANCE SHEET

Total assets as of December 31, 2005 were $602,697,000 compared with $562,063,000 as of year-end 2004, representing a 7% increase in 2005 and a 22% increase in 2004. Total deposits grew from $484,493,000 in 2004 to $516,393,000 in 2005, representing a 7% increase, compared with an 19% increase in 2004. Total loans, net of allowance for loan losses, grew to $409,504,000 in 2005 compared to $373,629,000 in 2004, representing a 10% increase compared with a 23% increase in 2004. Investment securities increased from $99,383,000 at December 31, 2004 to $129,278,000 at December 31, 2005, a 30% increase, compared with an increase of 8% during 2004.

The following table provides a summary of the maturities and weighted average yields of debt securities as of December 31, 2005.

                                                                          December 31, 2005
                                                        After One Year        Afters Five Years
                                  One Year or Less         to Five             to Ten Years    After Ten Years         Total
                                  ----------------         -------             ------------    ---------------         -----
                                           Weighted-             Weighted-          Weighted-           Weighted-          Weighted-
(Dollars in Thousands)           Carrying  Average     Carrying  Average  Carrying  Average   Carrying  Average  Carrying  Average
                                  Value     Yield       Value     Yield     Value    Yield     Value     Yield     Value    Yield
                                  -----     -----       -----     -----     -----    -----     -----     -----     -----    -----
Securities of the U.S. Treasury
 and other government
 agencies                       $ 14,106     3.02%    $ 12,567     3.38%  $     --     0.00%  $     --   0.00%  $  26,673   3.19%
Mortgage-backed securities(1)         --       --        1,278     5.20%     6,093     5.22%    59,611   4.72%     66,982   4.78%
Municipal securities (2)           3,566     3.19%      13,438     5.04%    11,851     4.93%        --   0.00%     28,855   4.77%
Equity securities                     --       --           --       --         --       --      6,768   3.03%      6,768   3.03%
                               ---------   ------     --------    -----   --------   ------   --------   -----  ---------  -----

Total                           $ 17,672     3.06%    $ 27,283     4.28%  $ 17,944     5.03%  $ 66,379   4.24%  $ 129,278   4.20%
                               =========   ======     ========    =====   ========   ======   ========   =====  =========   =====

(1) The maturity of mortgage-backed securities is based on contractual maturity. The average expected life is approximately five years.

(2) Yields shown are taxable-equivalent.

Loans

As of December 31, 2005, net loans increased $35.9 million from year-end 2004, a 10% increase. On an average balance basis, the Company's loan portfolio increased $49.9 million, or 14% over the average balance in 2004. In 2004, average net loan balances increased from the prior year by $75.6 million, or 27%. The increases in 2005 and 2004 were due to strong loan demand and an aggressive calling program.


Composition of Loans

                                 LOAN PORTFOLIO

The following table shows the composition of loans as of December 31, 2005, 2004, 2003, 2002 and 2001.

                                          (In 000's)
                        2005         2004        2003       2002         2001
                        ----         ----        ----       ----         ----
Commercial Loans      $ 85,979    $ 67,068    $ 45,991    $ 46,061    $ 29,730
Commercial Loans
 Secured by  Real       23,477      26,447      33,519      16,991       7,930
Installment Loans       38,856      36,339      28,860      24,102      20,301
Real Estate Loans      233,723     220,316     163,088     131,167     106,851
Construction Loans      32,393      27,595      35,205      19,306      21,453
                        ------      ------      ------      ------      ------
                       414,428     377,765     306,663     237,627     186,265
Less - Allowance
  for Loan Losses        4,924       4,136       3,524       3,290       2,717
                        ------      ------      ------      ------      ------
                      $409,504    $373,629    $303,139    $234,337    $183,548
                      ========    ========    ========    ========    ========

The following table shows the maturity distribution of loans as of December 31, 2005.

                                                                                  (In 000's)
                                                     IN ONE YEAR       AFTER ONE THROUGH
                                                       OR LESS              FIVE YEARS       AFTER FIVE YEARS       TOTAL
                                                     --------             --------            ---------         ---------
Commercial (Including Real Estate Secured)           $ 21,899             $ 42,014             $ 45,543         $ 109,456
Installment                                             2,664                4,021               32,171            38,856
Real Estate                                            13,366               42,691              177,666           233,723
Construction                                           29,588                1,635                1,170            32,393
                                                     --------             --------            ---------         ---------
Total                                                $ 67,517             $ 90,361            $ 256,550         $ 414,428
                                                     ========             ========            =========         =========


The following table shows maturity sensitivity to changes in interest rates as of December 31, 2005.

                                                                          (In 000's)
                                                    IN ONE YEAR     AFTER ONE THROUGH
                                                      OR LESS            FIVE YEARS       AFTER FIVE YEARS       TOTAL
                                          -------------------------------------------------------------------------------
Loans With Fixed Interest Rates                       $  2,934           $ 53,264             $  39,177        $  95,375
Loans With Floating Interest Rates                      64,583             37,097               217,373        $ 319,053
                                                      --------           --------             ---------        ---------
                                                      $ 67,517           $ 90,361             $ 256,550        $ 414,428
                                                      ========           ========             =========        =========

Nonaccrual, Past Due and Restructured Loans

There were no nonaccrual loans as of December 31, 2005, 2004, 2003, 2002 or 2001. The Company held no OREO at December 31, 2005, 2004, 2003, 2002 or 2001. There were no loans accruing interest that were 90 days or more past due as of December 31, 2005, 2004, 2003, 2002, or 2001. There were no loans upon which principal and interest payments were 90 days past due at December 31, 2005 and with respect to which serious doubt existed as to the ability of the borrower to comply with the present loan payment terms. There were no restructured loans at December 31, 2005. See Note 1 - Loans, in the Company's Notes to Consolidated Financial Statements, for policies as it relates to nonaccrual loans.

The table summarizing the allocation of the allowance for loan losses between loan types at December 31, 2005, 2004, 2003, 2002 and 2001 is included in the Management's Discussion and Analysis - Assessment of the Adequacy of the Allowance for Loan Losses and the Allocation Process section of this 2005 Annual Report.

Summary of Loan Loss Experience

A table providing a summary of the Bank's loan loss experience as of December 31, 2005, 2004, 2003, 2002 and 2001 is included in the Management's Discussion and Analysis section of this 2005 Annual Report.

Intangible Assets

At December 31, 2005 and 2004, the Company had intangible assets totaling $734,000 and $0, respectively. The intangible assets resulted from additional minimum pension liabilities recorded by the Company in 2005 related to the Company's supplemental retirement plans. These intangible assets are amortized on a straight-line basis over eight years.

Time Deposits

The following table sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2005 and 2004.

                                                     (In 000's)
                                             2005                   2004
                                  ----------------------------------------------
3 months or less                     $ 15,995      29.0%   $ 18,557       42.6%
Over 3 months through 6 months         18,791      34.0%      8,624       19.8%
Over 6 months through 12 months        14,060      25.5%      4,793       11.0%
Over 12 months                          6,381      11.6%     11,620       26.7%
-                                    --------      ----    --------       ----
Total                                $ 55,227       100%   $ 43,594        100%
                                     ========      ====    ========       ====

Borrowings

Total long-term borrowings were $19 million at December 31, 2005. The following table summarizes the borrowings:

                                                         ($ In 000's)
                                                  Fixed Rate Borrowings
                                        Amount    Maturity Date   Interest Rate
                                        ------    -------------   -------------
Federal Home Loan Bank Advance          $ 5,000    4/17/2006         2.24%
Federal Home Loan Bank Advance            5,000    4/16/2007         2.83%
Federal Home Loan Bank Advance            9,000    4/14/2008         3.23%
                                       --------
Total                                  $ 19,000
                                       ========
Weighted average interest rate                                       2.86%

There were no short-term borrowings at December 31, 2005 or December 31, 2004. Short-term borrowings consist primarily of federal funds purchased and borrowings from the Federal Home Loan Bank of San Francisco (FHLB). The Bank maintains collateralized lines of credit with the FHLB. Based on the FHLB stock requirements at December 31, 2005, the lines provided for maximum borrowings of approximately $161.7 million; the Company also has available unused lines of credit totaling $17.5 million for federal funds transactions at December 31, 2005.

Junior Subordinated Debentures

On June 26, 2002, the Company formed North Bay Statutory Trust I (Trust), a Connecticut statutory business trust, for the purpose of issuing trust preferred securities. During June 2002, the Trust issued $10 million in floating rate Cumulative Trust Preferred Securities (Securities). The Securities bear interest at a rate of Libor plus 3.45% and had an initial interest rate of 5.34%. As of December 31, 2005, the interest rate was 7.97%. The Securities will mature on June 26, 2032, but earlier redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules.

As a result of the  adoption of FASB  Interpretation  No. 46  (revised  December
2003),  Consolidation  of  Variable  Interest  Entities  (FIN 46R),  the Company
de-consolidated the Trust as of March 31, 2004. As a result, the junior subordinated debentures issued by the Company to the Trust, totaling $10,310,000 are reflected on the Company's consolidated balance sheet under the caption, Junior Subordinated Debentures. The Company also recognized its $310,000 investment in the Trust, which is recorded in Interest Receivable and Other Assets. The Trust has no independent assets or operations and exists for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of subordinated debentures issued by the Company.

The Securities are redeemable in whole or in part on or after June 26, 2007, or at any time in whole, but not in part, upon the occurrence of certain events. The Securities are included in Tier 1 capital for regulatory capital adequacy determination purposes, up to 25% of Tier 1 Capital. The Company fully and unconditionally guarantees the obligations of the Trust with respect to the issuance of the Securities.

Subject to certain exceptions and limitations, the Company may, from time to time, defer the junior subordinated debenture interest payments, which would result in a deferral of distribution payments on the Securities and, with certain exceptions, prevent the Company from declaring or paying cash distributions on the Company's common stock or debt securities that rank junior to the junior subordinated debentures.

Off Balance Sheet Arrangement

The Company does not have off-balance sheet arrangements, as defined by Regulation S-K. The Company does have loan commitments and letters of credit. For additional information, please see Note 15 to the Consolidated Financial Statements at Item 8 of this report.


Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2005:

                                                                                   (In 000's)
                                                                    Less than        One to         Four to
                                                        Total        one year       three years    five years  Thereafter
                                                        -----        --------       -----------    ----------  ----------
FHLB loan, fixed rate of 2.24%                        $  5,000        $5,000         $    --        $   --      $     --
     payable on April 17, 2006
FHLB loan, fixed rate of 2.83%                           5,000            --           5,000            --            --
     payable on April 16, 2007
FHLB loan, fixed rate of 3.23%                           9,000            --           9,000            --            --
     payable on April 14, 2008
Junior subordinated debt, adjustable rate
     of three-month LIBOR plus 3.45%,
     callable in whole or in part by the
     Company on a quarterly basis beginning
     June 26, 2007, matures June 26, 2032.              10,310            --              --            --        10,310
Operating lease obligations                              3,690          925            1,309           782           674
Other obligations                                          353           33              320            --            --
                                                      --------        -----          -------         -----      --------
Total contractual obligations                         $ 33,353       $5,958          $15,629         $ 782      $ 10,984
                                                      ========       ======          =======         =====      ========

(1) These amounts represent known certain payments to participants under the Company's deferred compensation and supplemental retirement plans. See Note 13 to the consolidated financial statements at Item 8 of this report for additional information related to the Company's deferred compensation and supplemental retirement plan liabilities.

Liquidity and Capital Adequacy

The Company's liquidity is determined by the level of assets (such as cash, federal funds sold and unpledged marketable securities together with other funding sources) that are readily convertible to cash and cash equivalents and other funding sources to meet customer withdrawal and borrowing needs. The Company's liquidity position is reviewed by management on a regular basis to verify that it is adequate to meet projected loan funding and potential withdrawal of deposits.

In addition to investment secutities classified as available for sale, the Company also has available funding from other sources such as the Federal Home Loan Bank and federal fund lines of credit. As of December 31, 2005, the Company had approximately $179.2 million available from these sources for borrowing. The Company relies on these funding sources to assist in funding loans when loan demand outpaces deposit growth.

At year-end 2005, liquid assets (defined as cash, Federal funds sold, deposits in other financial institutions and securities categorized as available-for-sale) represented 26% of total assets, as compared with 28% as of year-end 2004. The level of liquid assets at December 31, 2005 exceeds the liquidity required by the Company's liquidity policy. Management expects to be able to meet the liquidity needs of the Company during 2006 primarily through balancing loan growth with corresponding increases in deposits. The Company did not need to rely on borrowings from FHLB or resort to the federal funds lines during 2005. For additional information please see Note 7 to the Consolidated Financial Statements.

The Company's capital ratios remained relatively steady during 2005 compared with 2004 levels. As of December 31, 2005, the Company's total risk-based capital ratio, Tier I risk-based capital ratio and leverage ratio were 13.0%, 12.0% and 9.9%, respectively. These compare with ratios of 12.5%, 11.6% and 9.4% as of December 31, 2004.

In February 2006, the Company declared a 5% stock dividend and a $0.15 per share cash dividend for shareholders of record as of March 22, 2006. The stock dividend will affect the Company's capital and its capital ratios only to the extent that cash is distributed in lieu of fractional shares. Accordingly, the stock dividend will not materially impact the Company's overall capital. The cash dividend will total approximately $590,000, equating to a reduction in the Company's leverage ratio of approximately 0.10%.

Item 7 A - QUANTITATIVE AND QUALITATIVE DISCLOUSURE ABOUT MARKET RISK

The Company's exposure to market risk exists primarily in interest rate risk in the balance sheet. The objective of market risk management is to mitigate an undue adverse impact on earnings and capital arising from changes in interest rates and other market variables. This risk management objective supports the Company's broad objective of enhancing shareholder value, which encompasses stable earnings growth over time.

The Board of  Directors,  through  its Asset &  Liability  Management  Committee
(ALCO), approves the ALM Policy, which governs the management of market risk and liquidity. ALCO is responsible for ongoing management of interest rate risk as well as liquidity risk, including formulation of risk management strategies. The Chief Financial Officer is primarily responsible for the implementation of risk management strategies approved by ALCO and for operating management of market risk through the funding and investment activities of the Company.

The Company manages the market risk associated with our asset and liability management activities as described below.

Interest Rate Risk Management

ALCO monitors interest rate risk quarterly through a variety of modeling techniques that are used to quantify the sensitivity of Net Interest Income
(NII) and Economic Value of Equity (EVE) to changes in interest rates. In managing interest rate risk, ALCO monitors NII sensitivity over a twelve-month time horizon and in response to a variety of interest rate changes. The Company's NII policy measure involves a simulation of NII in which the Company estimates the impact that proportional shifts in the yield curve would have on earnings over a twelve-month horizon, given the projected balance sheet profile.

Simulation of NII is the primary tool used to measure the Company's interest rate risk. The NII simulations use a twelve-month projected balance sheet in order to model the impact of interest rate changes. Assumptions are made to model the future behavior of deposit rates and loan spreads based on management's outlook and historical experience.

At December 31, 2005, the NII simulation showed modest asset-sensitivity to proportional rate shifts. A +200 basis point proportional shift would raise twelve-month NII by 2.03 percent, while a similar downward shift would reduce it by 2.17 percent. Continued enhancements to the Company's interest rate risk modeling may make prior-year comparisons of NII less meaningful.

NII Simulation

                                               Estimated Change in
                                                       NII
Change in Interest Rates (Basis Points)       (as a % of "flat" NII)
---------------------------------------       ----------------------
          + 300                                        3.00%
          + 200                                        2.03%
          + 100                                        1.03%
        + 0 (flat)                                     0.00%
          - 100                                       (1.07%)
          - 200                                       (2.17%)
          - 300                                       (3.30%)

In addition to NII, the Company measures the sensitivity of EVE to interest rate shocks. EVE is reviewed and monitored for its compliance with ALCO limits. Consistent with the projected asset-sensitivity of earnings over time, the Company's EVE shows asset-sensitivity as well.

Management believes that, together, our NII and EVE simulations provide management with a reasonably comprehensive view of the sensitivity of our operating results and value profile to changes in interest rates, at least over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement as modeling techniques and theory improve and historical data becomes more readily accessible. Consequently, the simulation models cannot predict with certainty how rising or falling interest rates might impact net interest income. Actual and simulated results will differ to the extent there are differences between actual and assumed interest rate changes, balance sheet volumes, and management strategies, among other factors.

In general, the core balance sheet is relatively asset sensitive, meaning that investments and loans generally re-price more quickly than core deposits. In managing the interest sensitivity of the balance sheet, the Company uses the investment securities portfolio as the primary tool to adjust the risk profile.

At December 31, 2005 and December 31, 2004, the securities available for sale portfolio totaled $122.5 million and $94.8 million, respectively. The estimated effective duration of the available for sale portfolio was 3.0 at December 31, 2005, compared to 2.8 at December 31, 2004.

Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 3.0 suggests an expected price decline of approximately 3.0 percent for an immediate one percent increase in interest rates.

GAP Analysis

Interest rate sensitivity is a function of the repricing characteristics of our portfolio of assets and liabilities. One aspect of these repricing characteristics is the time frame within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity. An analysis of the repricing time frames of interest-bearing assets and liabilities is sometimes called a "gap" analysis because it shows the gap between assets and liabilities repricing or maturing in each of a number of periods. Another aspect of these repricing characteristics is the relative magnitude of the repricing for each category of interest earning asset and interest-bearing liability given various changes in market interest rates. Gap analysis gives no indication of the relative magnitude of repricing given various changes in interest rates. Interest rate sensitivity management focuses on the maturity of assets and liabilities and their repricing during periods of changes in market interest rates. Interest rate sensitivity gaps are measured as the difference between the volumes of assets and liabilities in our current portfolio that are subject to repricing at various time horizons.

The following interest rate sensitivity table shows our repricing gaps as of December 31, 2005. In this table transaction deposits, which may be repriced at will by us, have been included in the less than 3-month category. The inclusion of all of the transaction deposits in the less than 3-month repricing category causes us to appear liability sensitive. Because we may reprice our transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates. In recent years of moderate interest rate changes, our earnings have reacted as though the gap position is slightly asset sensitive mainly because the magnitude of interest-bearing liability repricing has been less than the magnitude of interest-earning asset repricing. This difference in the magnitude of asset and liability repricing is mainly due to our strong core deposit base, which although they may be repriced within three months, historically, the timing of their repricing has been longer than three months and the magnitude of their repricing has been minimal.

Due to the limitations of gap analysis, as described above, we do not actively use gap analysis in managing interest rate risk. Instead, we rely on the more sophisticated interest rate risk simulation model described above as our primary tool in measuring and managing interest rate risk.

The following table sets forth the repricing opportunities for rate-sensitive assets and rate-sensitive liabilities at December 31, 2005. Rate sensitivity analysis usually excludes noninterest-bearing demand deposits, which totaled $155,320,000. Rate-sensitive assets and rate-sensitive liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

                                                                            (In 000's)
                                                              Over 3
                                              3 Months      Months to 1   Over 1 Year       Over 5
                                              or Less         Year To     To 5 Years         Years          Total
                                              -------         -------     ----------         -----          -----
INTEREST RATE-SENSITIVE ASSETS
Loans, gross                                 $ 152,635      $  23,258      $ 129,022       $ 109,513      $ 414,428
Interest-bearing deposits in other banks            --            100             --              --            100
Investment securities                               --         17,672         27,283          84,323        129,278
Federal funds sold                               7,170             --             --              --          7,170
                                             ---------      ---------      ---------       ---------      ---------
Total                                        $ 159,805      $  41,030      $ 156,305       $ 193,836      $ 550,976

INTEREST RATE-SENSITIVE LIABILITIES
Interest-bearing demand  Deposits            $ 277,020      $      --      $      --       $      --      $ 277,020
Time deposits >$100,000                         15,995         32,851          6,381              --         55,227
Other time deposits                             13,231         10,637          4,948              10         28,826
Other borrowings                                    --          5,000         14,000              --         19,000
Junior subordinated debentures                  10,310             --             --              --         10,310
                                             ---------      ---------      ---------       ---------      ---------
Total                                        $ 316,556      $  48,488      $  25,329       $      10      $ 390,383

Interest sensitivity gap                     $(156,751)     $  (7,458)     $ 130,976       $ 193,826      $ 160,593
                                             =========      =========      =========       =========      =========
Cumulative sensitivity gap                   $(156,751)     $(164,209)     $ (33,233)      $ 160,593
                                             =========      =========      =========       =========
As a percentage of earning assets:
Interest sensitivity gap                        -28.45%         -1.35%         23.77%          35.18%
Cumulative sensitivity gap                      -28.45%        -29.80%         -6.03%          29.15%

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS

                                                                           Page

Consolidated Balance Sheets as of December 31, 2005 and 2004                 39

Consolidated  Statements  of Operations  for the years ended
  December 31, 2005, 2004 and 2003                                           40

Consolidated Statements of Comprehensive Income for the years
  ended December 31, 2005, 2004 and 2003                                     41

Consolidated  Statements of Changes in Shareholders'  Equity
  for the years ended December 31, 2005, 2004 and 2003                       42

Consolidated  Statements  of Cash Flows for the years ended
  December  31, 2005, 2004 and 2003                                          43

Notes to Consolidated Financial Statements                                   44

Management's Report on Internal Control over Financial Reporting             69

Independent Registered Public Accounting Firm's Reports                      70

                                NORTH BAY BANCORP AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                                                                  As of December 31,
                                                                                                2005            2004
                                                                                                ----            ----
                                                                                               (Dollars in thousands)
ASSETS
Cash and due from banks                                                                      $  28,174      $  27,342
Federal funds sold                                                                               7,170         32,865
                                                                                             ---------      ---------
Cash and cash equivalents                                                                       35,344         60,207
Time deposits with other financial institutions                                                    100            100
Investment securities                                                                          129,278         99,383
Loans, net of allowance for loan losses of $4,924 in 2005 and $4,136 in 2004                   409,504        373,629
Loans held for sale                                                                                 --          4,604
Premises and equipment, net                                                                      9,475         10,336
Interest receivable and other assets                                                            18,996         13,804
                                                                                             ---------      ---------
Total assets                                                                                 $ 602,697      $ 562,063
                                                                                             =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest bearing                                                                      $ 155,320      $ 127,250
   Interest-bearing                                                                            361,073        357,243
                                                                                             ---------      ---------
Total deposits                                                                                 516,393        484,493
Interest payable and other liabilities                                                           6,941          4,126
Other borrowings                                                                                19,000         19,000
Junior subordinated debentures                                                                  10,310         10,310
                                                                                             ---------      ---------
Total liabilities                                                                              552,644        517,929

Commitments and contingencies (Notes 8, 13 and 15)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value:  500,000 shares authorized; none issued and outstanding             --              --
Common stock, no par value: 15,000,000 shares authorized; 4,099,883 and 3,823,353 shares
   issued and outstanding at December 31, 2005 and 2004, respectively                           39,965         33,473
Accumulated other comprehensive (loss)/income                                                   (1,478)           161
Retained earnings                                                                               11,566         10,500
                                                                                             ---------      ---------
Total shareholders' equity                                                                      50,053         44,134
                                                                                             ---------      ---------
Total liabilities and shareholders' equity                                                   $ 602,697      $ 562,063
                                                                                             =========      =========

Share data for all periods have been adjusted to reflect the 5% stock dividend declared on February 27, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

           NORTH BAY BANCORP AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Years ended December 31,
                                                       -------------------------------
                                                         2005        2004         2003
                                                         ----        ----         ----
                                                       (Dollars in thousands, except per
                                                                 share amounts)
Interest Income
Loans, including fees                                   $28,516     $22,828     $18,782
Investment securities:
   Taxable                                                3,621       2,945       2,535
   Tax exempt                                               541         522         725
Federal funds sold                                        1,184         287         207
Time deposits with other financial institutions               3           3           2
                                                        -------     -------     -------
Total interest income                                    33,865      26,585      22,251
                                                        -------     -------     -------

Interest Expense
Deposits                                                  3,790       2,588       2,453
Other borrowings                                            552         396          11
Junior subordinated debentures                              740         559         531
                                                        -------     -------     -------
Total interest expense                                    5,082       3,543       2,995
                                                        -------     -------     -------
Net interest income                                      28,783      23,042      19,256
Provision for loan losses                                   815         620         238
                                                        -------     -------     -------
Net interest income after provision for loan losses      27,968      22,422      19,018
                                                        -------     -------     -------

Noninterest Income
Service charges and other fees                            2,073       2,249       1,645
Gain on sale of investment securities, net                    0         262         637
Other income                                              1,868       1,687       1,565
                                                        -------     -------     -------
Total noninterest income                                  3,941       4,198       3,847
                                                        -------     -------     -------

Operating Expenses
Salaries and related benefits                            11,171       9,993       8,795
Occupancy                                                 1,787       1,487       1,289
Equipment                                                 2,037       2,018       1,703
Other                                                     6,176       5,038       4,528
                                                        -------     -------     -------
Total operating expenses                                 21,171      18,536      16,315
                                                        -------     -------     -------

Income before provision for income taxes                 10,738       8,084       6,550
Provision for income taxes                                4,105       3,020       2,179
                                                        -------     -------     -------
Net income                                              $ 6,633     $ 5,064     $ 4,371
                                                        =======     =======     =======

Net income per common share - basic                     $  1.63     $  1.26     $  1.11
Net income per common share - diluted                   $  1.56     $  1.23     $  1.08

Share data for all periods have been adjusted to reflect the 5% stock dividend declared on February 27, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

                          NORTH BAY BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                          Years ended December 31,
                                                                                      ---------------------------------
                                                                                          2005        2004         2003
                                                                                                 (In thousands)
Net Income                                                                            $ 6,633      $ 5,064      $ 4,371

Other comprehensive loss:
Unrealized holding losses on available-for-sale securities                             (2,233)        (498)        (615)
Tax effect                                                                                929          204          252
                                                                                      -------      -------      -------
Unrealized holding losses on available-for-sale securities, net of tax                 (1,304)        (294)        (363)

Less: reclassification adjustment for realized gains included in net income                --         (262)        (637)
Tax effect                                                                                 --          109          264
                                                                                      -------      -------      -------
Reclassification adjustment for realized gains included in net income, net of tax          --         (153)        (373)
                                                                                      -------      -------      -------
Net change                                                                             (1,304)        (447)        (736)

Additional minimum pension liability adjustments                                         (573)          --           --
Tax effect                                                                                238           --           --
                                                                                      -------      -------      -------
Additional minimum pension liability adjustments, net of tax                             (335)          --           --
                                                                                      -------      -------      -------
Other comprehensive loss                                                               (1,639)        (447)        (736)
                                                                                      -------      -------      -------
Comprehensive income                                                                  $ 4,994      $ 4,617      $ 3,635
                                                                                      =======      =======      =======

See notes to consolidated financial statements

                       NORTH BAY BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the three years ended December 31, 2005, 2004 and 2003

                                                                                       Accumulated
                                                                Common Stock              Other                          Total
                                                          --------------------------  Comprehensive        Retained  Shareholders'
                                                                Shares       Amount   Income (Loss)        Earnings     Equity
                                                                ------       ------   -------------        --------     ------
                                                                         (Dollars in thousands, except share amounts)
BALANCE, DECEMBER 31, 2002                                   3,355,204      $ 25,387      $  1,344      $  8,612      $35,343
Net income                                                                                                 4,371        4,371
Other comprehensive income, net of taxes:
Unrealized net losses on investment securities                                                (736)         (736)        (436)
Stock dividend                                                 167,414         2,918                      (2,933)         (15)
Cash dividend $0.11 per share of common stock                                                               (427)        (427)
Stock options exercised, including related tax benefits         77,274           905                                      905
                                                             ---------      --------      --------      --------      -------
BALANCE, DECEMBER 31, 2003                                   3,599,892      $ 29,210      $    608      $  9,623      $39,441
Net income                                                                                                 5,064        5,064
Other comprehensive income, net of taxes:
Unrealized net losses on investment securities                                                (447)                      (447)
Stock dividend                                                 179,291         3,706                      (3,729)         (23)
Cash dividend $0.11 per share of common stock                                                               (458)        (458)
Stock options exercised, including related tax benefits         44,170           557                                      557
                                                             ---------      --------      --------      --------      -------
BALANCE, DECEMBER 31, 2004                                   3,823,353      $ 33,473      $    161      $ 10,500      $44,134
Net income                                                                                                 6,633        6,633
Other comprehensive income, net of taxes:
Unrealized net losses on investment securities                                              (1,304)                    (1,304)
Minimum pension liability adjustment, net                                                     (335)                      (335)
Stock dividend                                                 193,571         4,996                      (5,012)         (16)
Cash dividend $0.14 per share of common stock                                                               (555)        (555)
Stock options exercised, including related tax benefits         82,959         1,496                                    1,496
                                                             ---------      --------      --------      --------      -------
BALANCE, DECEMBER 31, 2005                                   4,099,883      $ 39,965      $ (1,478)     $ 11,566      $50,053
                                                             =========      ========      ========      ========      =======


Share data for all periods have been adjusted to reflect the 5% stock dividend declared on February 27, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

                 NORTH BAY BANCORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Years Ended December 31,
                                                                  2005          2004           2003
                                                                  ----          ----           ----
                                                                         (Dollars in thousands)
Cash flows - operating activities
Net income                                                    $   6,633      $   5,064      $   4,371
Reconcilement of net income to net cash from operations:
Depreciation and amortization                                     1,466          1,628          1,569
Provision for loan losses                                           815            620            238
Proceeds from sale of loans held for sale                        95,863        293,296        280,225
Purchase of loans held for sale                                 (91,259)      (294,805)      (283,320)
Amortization of deferred loan fees                                 (865)          (631)          (665)
Amortization of investment securities premiums, net                  36            208          1,079
Provision for deferred income taxes                                (869)          (177)            56
Increase in cash value of bank-owned life insurance                (298)          (357)          (338)
Gain on sale of investment securities, net                            0           (262)          (637)
Changes in:
  Interest receivable and other assets                             (874)          (359)           340
  Interest payable and other liabilities                          1,508            595            543
                                                              ---------      ---------      ---------
Operating cash flows, net                                        12,156          4,820          3,461
                                                              ---------      ---------      ---------

Cash flows - investing activities
Maturities and partial paydowns on investment securities:
Available for sale                                               13,577         35,672         36,783
Held to maturity                                                      0              0          1,272
Purchases of investment securities:
Available for sale                                              (43,568)       (44,839)       (59,290)
Equity securities                                                (2,173)        (3,244)           (58)
Proceeds from sale of investment securities:
Available for sale                                                    0          4,322         34,626
Equity securities                                                     0              0             56
Loans, net                                                      (35,825)       (70,479)       (68,375)
Purchases of premises and equipment                                (605)        (1,055)        (1,678)
Purchase of bank-owned life insurance                            (1,250)             0              0
                                                              ---------      ---------      ---------
Investing cash flows, net                                       (69,844)       (79,623)       (56,664)
                                                              ---------      ---------      ---------

Cash flows -financing activities
Net increase in deposits                                         31,900         78,048         38,642
Proceeds from other borrowings                                        0         19,000              0
Proceeds from exercise of stock options                           1,496            492            644
Cash dividends on common stock                                     (571)          (481)          (442)
                                                              ---------      ---------      ---------
Financing cash flows, net                                        32,825         97,059         38,844
                                                              ---------      ---------      ---------
Net change in cash and cash equivalents                         (24,863)        22,256        (14,359)
Cash and cash equivalents at beginning of period                 60,207         37,951         52,310
                                                              ---------      ---------      ---------
Cash and cash equivalents at end of period                    $  35,344      $  60,207      $  37,951
                                                              =========      =========      =========

Supplemental disclosure of cash flow activity:
Cash paid for interest expense                                $   4,749      $   3,376      $   3,084
Cash paid for income taxes                                    $   4,465      $   3,777      $   1,345
Income tax benefit from exercise of stock options             $     382      $      65      $     261

Supplemental disclosure of noncash activities:
Unrealized loss on investment securities available for sale   $  (2,233)     $    (766)     $  (1,257)
Stock dividends                                               $   4,996      $   3,706      $   2,918

The accompanying notes are an integral part of these consolidated financial statements.

                       NORTH BAY BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations
North Bay Bancorp (Bancorp), established on November 1, 1999, is a registered bank holding company headquartered in Napa, California. Bancorp's principal line of business is serving as a holding company for The Vintage Bank (the Bank), a California state chartered bank. Effective January 15, 2005, Solano Bank, which had previously been a separate subsidiary of Bancorp, was merged into the Bank and is now an operating division. The Bank operates six offices in the California county of Napa and four offices in the California county of Solano. The Bank offers a full range of commercial banking services to individuals and the business and agricultural communities. Most of the Bank's customers are retail customers and small to medium-sized businesses.

The consolidated financial statements of Bancorp and subsidiaries (collectively, the Company) are prepared in conformity with accounting principles generally accepted in the United States of America. The more significant accounting and reporting policies are discussed below.

Principles of Consolidation
The consolidated financial statements include the accounts of Bancorp and the Bank. All material intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company defines cash, due from banks, and federal funds sold as cash and cash equivalents for the statements of cash flows.

Investment Securities

Investments in debt and equity securities are classified as "held to maturity" or "available for sale". Investments classified as held to maturity are those that the Company has the ability and intent to hold until maturity and are reported at cost, adjusted for the amortization or accretion of premiums or discounts. Investments classified as available for sale are reported at fair value with unrealized gains and losses net of related tax, if any, reported as other comprehensive income and included in shareholders' equity. A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related held to maturity or available for sale security as an adjustment to yield using the effective interest method. Dividend and interest income is recognized when earned. Realized gains and losses for investment securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

The Bank invests in a qualified affordable housing project which provides benefits in the form of tax credits. The Company accounts for this investment under the equity method.

The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB) and, as a condition of membership, the Bank is required to purchase stock. The amount of FHLB stock required to be purchased is based on the borrowing capacity desired by the Bank. No ready market exists for the stock and it has no quoted market value. The stock is redeemable at par and is valued at cost.

Loans

Loans are stated at the principal amount outstanding net of unearned income. Nonrefundable loan origination fees and loan origination costs are deferred and amortized into income over the estimated life of the loan. The majority of the Company's interest income is accrued on a simple interest basis.

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Restructured loans are loans on which concessions in terms have been granted because of the borrowers' financial difficulties. Interest is generally accrued on such loans in accordance with the new terms. The Bank defines a loan as impaired when it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate or based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

Allowance for Loan Losses
The Bank maintains an allowance for loan losses at a level considered adequate to provide for probable losses inherent in the existing loan portfolio. The allowance is increased by provisions for loan losses and reduced by net charge-offs. The allowance for loan losses is based on estimates, and actual losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The Bank performs credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience, and other factors in determining the adequacy of the allowance.

Loans Held for Sale

Loans originated or purchased and considered held for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Other Real Estate Owned

Other real estate owned represents real estate acquired through foreclosure and is carried at the lower of cost or fair value less estimated selling costs.

Premises and Equipment

Premises, leasehold improvements, furniture, fixtures and equipment are carried at cost net of accumulated depreciation and amortization, which are calculated on a straight-line basis over the estimated useful life of the property or the term of the lease (if less). Premises are depreciated over 40 years, furniture and fixtures are depreciated over five to 15 years, and equipment is generally depreciated over three to five years.

Bank-Owned Life Insurance

The Company owns bank-owned life insurance policies (BOLI) on certain executives. Typically, the Company purcheses single premium BOLI policies and those premiums are recorded at their cash surrender values. The cash surrender values are included in other assets. Changes in cash surrender values are included in noninterest income.

Intangible Assets

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and periodically reviewed for impairment.

As of December 31, 2005, the Company had identifiable intangible assets consisting of unrecognized prior service costs of the Company's supplemental retirement plan (minimum pension liabilities). These intangible assets are amortized on a straight-line basis over eight years.

The  following  table  summarizes  the  Company's   minimum  pension   liability
intangible as of December 31, 2005 and 2004.

                                           December 31,                                 December 31,
(Dollars in thousands)                       2004        Additions      Reductions         2005
                                            ------       ---------      ----------        -------
Minimum pension liability intangible        $   --        $   734         $   --          $   734
                                            ======        =======         ======          =======

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation

The Company uses the intrinsic value method to account for its stock option plans (in accordance with the provisions of Accounting Principles Board Opinion No. 25 and related interpretations). Under this method, compensation expense is recognized for awards of options to purchase shares of common stock to employees under compensatory plans only if the fair market value of the stock at the option grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation", permits companies to continue using the intrinsic-value method to account for stock option plans or adopt a fair value based method. The fair value based method results in recognizing as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. The Company has elected to continue to use the intrinsic value method and the pro forma disclosures required by SFAS 123 using the fair value method are:


                                                 (In 000's except share data)
                                                2005        2004        2003
                                                ----        ----        ----

NET INCOME AS REPORTED                        $ 6,633     $ 5,064     $  4,371

Total stock-based employee compensation
expense determined under the fair value
based method for all awardss, net of
related tax effects                               381         380          268
                                              -------     -------     --------
Net income pro forma                          $ 6,252     $ 4,684     $  4,103
                                              =======     =======     ========

EARNINGS PER SHARE
Reported:
Basic                                         $  1.63     $  1.26     $   1.11
Diluted                                       $  1.56     $  1.23     $   1.08
Pro forma:
Basic                                         $  1.53     $  1.17     $   1.04
Diluted                                       $  1.47     $  1.13     $   1.02

The fair value of the stock option grants used in determining the pro forma net income and the basic and diluted earnings per share amounts were estimated using the Black-Scholes option pricing model with the following average assumptions for the years ended December 31, 2005, 2004 and 2003:

                                                   Years Ended December 31,
                                                    ------------------------
                                                 2005        2004        2003
                                                 ----        ----        ----
Expected term of options in years                5.0         5.0         5.0
Volatility of the Company's
  underlying common stock                       33.6%       18.2%       16.1%
Risk-free interest rate                         4.10%       3.35%       3.09%
Dividend yield                                  0.54%       0.60%       0.73%
Weighted average fair value                    $8.97       $6.94       $5.87


The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method that requires compensation expense be recorded for all unvested stock options at January 1, 2006. The adoption of SFAS 123R impacted the Company's consolidated results of operations and earnings per share similarly to the current pro forma disclosures under SFAS 123.


Earnings Per Common Share

Basic Earnings per Share (EPS) is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS is computed by dividing net income by weighted average common shares outstanding including the dilutive effects of potential common shares (e.g. stock options).

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:


                                                        (In 000's except share data)
                                                        ----------------------------
                                    Net Income    Weighted Average Shares        Per-Share Amount
                                    ----------    -----------------------        ----------------
                                                 For the year ended 2005
Basic earnings per share             $ 6,633                   4,074,163               $ 1.63
Stock options                                                    179,937
Diluted earnings per share                                     4,254,100               $ 1.56
                                                 For the year ended 2004
Basic earnings per share             $ 5,064                   4,011,405               $ 1.26
Stock options                                                    104,763
Diluted earnings per share                                     4,116,168               $ 1.23

                                                 For the year ended 2003
Basic earnings per share             $ 4,371                   3,939,386               $ 1.11
Stock options                                                     95,109
Diluted earnings per share                                     4,034,495               $ 1.08

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.


The components of other comprehensive income and related tax effects are as follows:

                                                                       Years Ended December
                                                                  2005        2004        2003
                                                                -------     ------      -------
                                                                           (in 000's)
Unrealized holding losses on available-for-sale securities      $(2,233)    $ (498)     $  (615)
Tax effect                                                          929        204          252
                                                                -------     ------      -------
Unrealized holding losses on available-for-sale
  securities, net of tax                                         (1,304)      (294)        (363)
Less: reclassification adjustment for realized gains
  included in net income                                             --       (262)        (637)
Tax effect                                                           --        109          264
                                                                -------     ------      -------
Reclassification adjustment for realized gains included
  in net income, net of tax                                          --       (153)        (373)
Net change                                                       (1,304)      (447)        (736)

Change in minimum pension liability                                (573)        --           --
Tax effect                                                          238         --           --
                                                                -------     ------      -------
Change in minimum pension liability, net of tax                    (335)        --           --
                                                                -------     ------      -------
                                                                $(1,639)    $ (447)     $  (736)
                                                                =======     ======      =======

The components of accumulated other comprehensive (loss) / income included in shareholders' equity, are as follows:


                                                         2005           2004
                                                      --------        ------
                                                              (in 000's)
Net unrealized (loss) gain on
  available-for-sale securities                       $ (1,956)       $  274
Tax effect                                                 813          (113)
                                                      --------        ------
Unrealized holding (losses) gains on
  available-for-sale securities, net of tax             (1,143)          161

Minimum pension liability                                 (573)           --
Tax effect                                                 238            --
                                                      --------        ------
Minimum pension liability, net of tax                     (335)           --
                                                      --------        ------
Accumulated other comprehensive (loss) / income       $ (1,478)       $  161
                                                      ========        ======


Derivative instruments

Derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, are required to be recognized as either assets or liabilities in the statements of financial position and recorded at fair value. The Company does not currently utilize derivative instruments in its operations and does not engage in hedging activities.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim reporting period of the Company's fiscal year beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS123 no longer will be an alternative to financial statement recognition. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method ("modified prospective application"). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new grants and to grants modified, repurchased, or cancelled after January 1, 2006.
Additionally, compensation cost for the portion of grants for which the requisite service has not been rendered (generally referring to non-vested grants) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier grants will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.

During 2005, the Board of Directors approved the grant of 25,200 stock options to certain employees that provided for immediate vesting. The Board of Directors believed it was in the best interest of the shareholders to provide for immediate vesting, as it will have a positive impact on future earnings of the Company by reducing the impact of recording compensation expense upon the implementation of SFAS 123R. At December 31, 2005, the 25,200 stock options granted in 2005 had a weighted-average exercise price of $25.81 and represented approximately 0.62% of common shares outstanding.

Based on the stock-based compensation awards outstanding as of December 31, 2005 for which the requisite service was not fully rendered prior to January 1, 2006, the Company expects to recognize total pre-tax compensation cost of approximately $563,000, related to outstanding stock option grants, during 2006
- 2008 of which approximately $85,000 is expected to be recognized in the first quarter of 2006, in accordance with the accounting requirements of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) maybe impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R.

In May 2005, the FASB issued FASB Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, (SFAS 154) a Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and
(iii)financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 "Accounting Changes," requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Reclassifications

Certain amounts previously reported in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation. These reclassifications did not affect previously reported net income or total shareholders' equity.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and carrying value of investments in debt and equity securities at December 31, 2005 and 2004 are summarized in the following tables:

                                                             December 31, 2005
                                           -----------------------------------------------
                                           Amortized   Unrealized   Unrealized    Carrying
(Dollars in thousands)                       Cost       Gains         Losses       Value
                                           --------     --------     --------     --------
Available-for-sale securities:
Securities of the U.S. Treasury
  and other government agencies            $ 27,231     $     --     $    558     $ 26,673
Mortgage-backed securities                   68,238           48        1,304       66,982
Municipal securities                         28,997          159          301       28,855
                                           --------     --------     --------     --------
Total available-for-sale securities        $124,466     $    207     $  2,163      122,510
                                           ========     ========     ========     ========

Equity securities:
Federal Home Loan Bank stock                                                         2,021
Federal Reserve Bank stock                                                             747
CRA mutual fund                                                                      2,000
Low income housing tax credit fund                                                   2,000
                                                                                  --------
Total investment securities                                                       $129,278
                                                                                  ========

                                                             December 31, 2004
                                           -----------------------------------------------
                                           Amortized   Unrealized   Unrealized    Carrying
(Dollars in thousands)                       Cost       Gains         Losses       Value
                                           --------     --------     --------     --------
Available-for-sale securities:
Securities of the U.S. Treasury
  and other government agencies            $ 39,335     $     61     $    255     $ 39,141
Mortgage-backed securities                   40,289          203          116       40,376
Municipal securities                         14,890          435           54       15,271
                                           ---------    --------     --------     --------
Total available-for-sale                   $ 94,514     $    699     $    425       94,788
                                           =========    ========     ========     ========

Equity securities:
Federal Home Loan Bank stock                                                         1,932
Federal Reserve Bank stock                                                             663
CRA mutual fund                                                                      2,000

                                                                                  --------
Total investment securities                                                       $ 99,383
                                                                                  ========

The following table shows fair values and unrealized losses of securities in the available-for-sale portfolio at December 31, 2005, by length of time that individual securities in each category have been in a continuous loss position:

                                                             December 31, 2005
                              --------------------------------------------------------------------------
                              Less than twelve months   Twelve months or longer           Total
                              -----------------------    -----------------------  ----------------------
                                Fair      Unrealized       Fair      Unrealized     Fair       Unrealized
(Dollars in thousands)          Value       Losses        Value(1)     Losses       Value        Losses
                               --------     --------      -------     --------    ---------     --------
U.S. Government and agency
  obligations                  $  6,704     $     64     $ 19,969     $    494     $ 26,673     $    558
Mortgage-backed securities
  and collateralize              44,600          650       20,966          654       65,566        1,304
Municipal obligations            14,866          135        6,575          166       21,441          301
                               --------     --------     --------     --------     --------     --------
Totals                         $ 66,170     $    849     $ 47,510     $  1,314     $113,680     $  2,163
                               ========     ========     ========     ========     ========     ========


(1) As of December 31, 2005, the Company identified twenty-four investments totaling $47.5 million that had unrealized losses of $1.3 million for a period of greater than twelve months. Of the twenty-four investments, $20.0 million related to seven securities classified as U.S. Government and agency obligations, $21 million related to six securities classified as mortgage-backed securities and collateralized mortgage obligations and $6.6 million related to eleven securities classified as municipal obligations. The unrealized losses associated with these securities were due solely to market interest rate movements and the Company has the ability and intent to hold these investmetns until a market recovery or maturity, thus, the impairment was deemed to be temporary. Market valuations and impairment analysis on assets in the investment portfolio are reviewed and monitored on an ongoing basis.

The amortized cost and estimated carrying value of debt securities at December 31,2005 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2005, the Company had investments in mortgage-backed securities with an amortized cost basis totaling $68,238,000. The contractual maturities, or principal repayments, of these securities will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities is categorized based on final maturity date. At December 31, 2005, the Company estimates the average life of these mortgage-backed securities to be approximately 4.8 years. Average life is defined as the weighted average time span to principal repayment, with the amount of the principal paydowns (both scheduled and unscheduled) as the weights.

                                            Available-for-sale
                                      ------------------------------
(Dollars in thousands)                Amortized Cost  Carrying Value
                                      --------------  --------------
Within one year                         $  17,828      $  17,672
After one but within five years            27,731         27,283
After five but within ten years            18,061         17,944
Over ten years                             60,846         59,611
                                        ---------      ---------
Total                                   $ 124,466       $122,510
                                        =========      =========


As of December 31, 2005 and 2004, securities carried at $4,719,000 and $5,763,000, respectively, were pledged to secure public deposits as required by law.

There were no sales of available-for-sale securities during 2005. Total proceeds from the sale of securities available-for-sale during 2004 and 2003 were $4,322,000 and $34,626,000, respectively. Gross gains of $262,000 and $637,000 were realized on those sales in 2004 and 2003, respectively.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 2005 and 2004, the loan portfolio consisted of the following; net of deferred loan fees of $1,448,000, and $1,485,000, respectively:

                                                            (In 000's)
(Dollars in thousands)                              2005               2004
                                                    ----               ----

Real estate loans                                $ 233,723          $ 220,316
Installment loans                                   38,856             36,339
Construction loans                                  32,393             27,595
Commercial loans secured by real estate             23,477             26,447
Commercial loans                                    85,979             67,068
                                                 ---------          ---------
Total Outstanding Loans                            414,428            377,765
Less allowance for loan losses                       4,924              4,136
                                                 ---------          ---------
Total                                            $ 409,504          $ 373,629
                                                 =========          =========

There were no loans on nonaccrual status at December 31, 2005 or December 31, 2004. There was no interest foregone during 2005, 2004 or 2003. As of December 31, 2005 and 2004, there were no loans 90 days or more past due but still accruing interest. There were no restructured loans during 2005 or 2004.

Changes in the allowance for loan losses are as follows:

                                                        (In 000's)
(Dollars in thousands)                         2005         2004         2003
                                             -------      -------      -------
Balance, beginning of year                   $ 4,136      $ 3,524      $ 3,290
Provision for loan losses                        815          620          238
Loans charged off                                (33)        (100)         (12)
Recoveries of loans previously charged off         6           92            8
                                             -------      -------      -------
Balance, end of year                         $ 4,924      $ 4,136      $ 3,524
                                             =======      =======      =======


As of December 31, 2005, 2004 and 2003 there were no impaired loans.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, in which case payments received are recorded as reductions of principal.

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2005 and 2004 consisted of the following:


                                                 (In 000's)
                                                Accumulated      Net
                                                Depreciation &   Book
                                        Cost    Amortization    Value
                                        ----    ------------    -----
2005
Land                                  $ 2,800     $    --      $ 2,800
Premises                                5,241       1,298        3,943
Furniture, fixtures and equipment       9,084       7,056        2,028
Leasehold improvements                  1,677         973          704
                                      -------     -------      -------
Total                                 $18,802     $ 9,327      $ 9,475
                                      =======     =======      =======

2004
Land                                  $ 2,800     $    --      $ 2,800
Premises                                5,223       1,119        4,104
Furniture, fixtures and equipment       8,537       6,102        2,435
Leasehold improvements                  1,869         872          997
                                      -------     -------      -------
Total                                 $18,429     $ 8,093      $10,336
                                      =======     =======      =======


Depreciation and amortization expense, included in occupancy expense and equipment expense, was $1,466,000, $1,628,000 and $1,569,000 in 2005, 2004 and
2003, respectively.


NOTE 5 - DEPOSITS

Following is a summary of deposits at December 31, 2005 and 2004:

                                                  (In 000's)
                                              2005        2004
                                           --------     --------
Non-interest bearing demand                $155,320     $127,250
NOW and savings                             148,336      151,053
Money market                                128,684      128,884
Time certificates of deposit:
   Denominations of less than $100,000       28,826       33,712
   Denominations of $100,000 or more         55,227       43,594
                                           --------     --------
Total                                      $516,393     $484,493
                                           ========     ========


Interest expense on time certificates of deposits greater than $100,000 was $1,194,000, $785,000 and $757,000 for 2005, 2004 and 2003, respectively.

At December 31, 2005, the scheduled maturities of total time deposits were as follows:

                                            (In 000's)
                                    Year      Total
                                    ----      -----
                                    2006    $ 72,714
                                    2007       5,546
                                    2008       2,402
                                    2009       1,373
                                    2010       2,008
                                    2011          --
                                    2012          10
                                            --------
                                    Total   $ 84,053
                                            ========

NOTE 6 - OTHER BORROWINGS

Total other borrowings were $19 million at December 31, 2005. The following table summarizes the borrowings:

                   Fixed Rate Borrowings at December 31, 2005

                                                  ($ in 000's)
                                       Amount      Maturity Date   Interest Rate
                                       ------      -------------   -------------
Federal Home Loan Bank Advance       $  5,000        4/17/2006         2.24%
Federal Home Loan Bank Advance          5,000        4/16/2007         2.83%
Federal Home Loan Bank Advance          9,000        4/14/2008         3.23%
                                     --------        ---------         ----
Total                                $ 19,000
                                     ========

Weighted average interest rate                                         2.86%

There were no short-term borrowings at December 31, 2005 or December 31, 2004. Short-term borrowings consist primarily of federal funds purchased and borrowings from the FHLB. The Company maintains collateralized lines of credit with the FHLB. The Company pledges both loans and investment securities to the FHLB as needed to secure borrowings. At December 31, 2005 $18,079,000 in investment securities were pledged to the FHLB. There were no loans pledged to secure the other borrowings at December 31, 2005 or 2004. Based on the FHLB stock requirements at December 31, 2005, these lines provided for maximum borrowings of approximately $161.7 million; the Company also has available unused unsecured lines of credit totaling $17.5 million for federal funds transactions at December 31, 2005.

NOTE 7 - JUNIOR SUBORDINATED  DEBENTURES

On June 26, 2002, the Company formed North Bay Statutory Trust I (Trust), a Connecticut statutory business trust, for the purpose of issuing guaranteed undivided beneficial interests in junior subordinated debentures (trust preferred securities). During June 2002, the Trust issued $10,310,000 in floating rate Cumulative Trust Preferred Securities (Securities). The Securities bear interest at a rate of 3-month Libor plus 3.45% and had an initial interest rate of 5.34%; as of December 31, 2005 the interest rate was 7.97%. The Securities will mature on June 26, 2032, but earlier redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules.

The junior subordinated debenture issued by the Trust is redeemable in whole or in part on or after June 26, 2007, or at any time in whole, but not in part, upon the occurrence of certain events. The Securities are included in Tier 1 capital for regulatory capital adequacy determination purposes, subject to certain limitations. The Company fully and unconditionally guarantees the obligations of the Trust with respect to the issuance of the Securities.

Subject to certain exceptions and limitations, the Company may, from time to time, defer the junior subordinated debenture interest payments, which would result in a deferral of distribution payments on the Securities and, with certain exceptions, prevent the Company from declaring or paying cash distributions on the Company's common stock or debt securities that rank junior to the junior subordinated debentures.

NOTE 8 - COMMITMENTS AND CONTINGENCIES (See also NOTE 15)
The Company leases premises for its various offices. Total rent on such leases was $923,000, $833,000 and $662,000 in 2005, 2004 and 2003, respectively, and is included in occupancy and equipment expenses. The total commitments at December 31, 2005 under non-cancelable operating leases are as follows:

                                                  (In 000's)
                                    Year            Total
                                    ----            -----
                                    2006           $   925
                                    2007               737
                                    2008               572
                                    2009               418
                                    2010               364
                              Thereafter               674
                                                   -------
           Future minimum lease payments           $ 3,690
                                                   =======

The Company has entered into employment agreements with certain officers of the Company providing severance to the officers in the event of a change in control of the Company and termination for other than cause. Other employees losing their job on account of a reduction in force, branch closing, position elimination or displacement by reason of a business combination or sale may be eligible to receive severance pursuant to the Company's employee handbook.

NOTE 9 - SHAREHOLDERS' EQUITY

The Company declared 5% stock dividends on January 27, 2003, January 26, 2004, January 24, 2005 and February 27, 2006 as well as a 3-for-2 stock split November 22, 2004. All prior periods have been restated to reflect the stock split.


NOTE 10 - STOCK OPTIONS

The Company has a stock option plan under which it may grant up to 1,441,724 options. The Company has granted 1,374,691 options through December 31, 2005. The option exercise price equals the stock's market price on the date of grant. The options vest over various periods not in excess of five years from the date of grant and expire five to ten years from the date of grant. The security holders have approved the equity compensation plan.

A summary of the status of the Company's stock option plan at December 31, 2005, 2004 and 2003 and stock option activity during the years then ended is presented in the table below:

                                                2005                2004                  2003
                                                ----                ----                  ----
                                                    Weighted             Weighted              Weighted
                                                    Exercise             Exercise              Exercise
                                       Shares        Price    Shares      Price    Shares       Price
                                      -------      -------   -------    -------   -------      ------
Outstanding at beginning of year      617,408      $ 14.74   526,676    $ 12.58   499,332      $10.58
Granted                                25,200        25.81   146,605      21.10   143,447       15.14
Exercised                             (85,985)       12.96   (46,753)      6.64   (85,878)       7.10
Cancelled                             (22,205)       16.71    (9,119)      8.60   (30,224)       9.59
                                      -------      -------   -------    -------   -------      ------
Outstanding at end of year            534,419      $ 15.47   617,408    $ 14.74   526,676      $12.58
                                      =======      =======   =======    =======   =======      ======
Exercisable at end of year            354,837      $ 14.58   283,907    $ 12.89   199,075      $11.14
                                      =======      =======   =======    =======   =======      ======

The following table summarizes information about stock options outstanding at December 31, 2005:

                                            Options Outstanding                      Options Exercisable
                                            -------------------                      -------------------
                                            Weighted-/Average    Weighted-                       Weighted-
                            Number            Remaining          Average          Number         Average
  Range of                Outstanding      Contractual Life      Exercise       Exercise at      Exercise
  Exercise               at 12/21/05          (In years)          Price         12/31/2005        Price
  --------               -----------          ----------          -----         ----------        -----
$ 9.92 - $14.09            260,803              5.11             $ 11.46           223,495       $ 11.30
$14.83 - $19.03            121,308              6.07             $ 16.06            45,720       $ 15.97
$20.79 - $27.87            152,308              6.29             $ 21.88            85,622       $ 22.36
                           -------              ----             -------           -------       -------
                           534,419              6.74             $ 15.47           354,837       $ 14.58
                           =======              ====             =======           =======       =======

NOTE 11 - OTHER NONINTEREST INCOME AND EXPENSE

The components of Other Noninterest Income for the years ended December 31, 2005, 2004 and 2003 were as follows:

                                                          (In 000's)
                                                 2005        2004       2003
                                               -------    -------   --------
ATM surcharge                                  $   439      $ 371      $ 279
Increase of cash value on insurance policies       298        357        338
Merchant services income                           512        433        293
Commission on sale of non- deposit products        283        247        214
Commission on sale of mortgage products             31         45        232
Other                                              305        234        209
                                               -------    -------   --------
Total                                          $ 1,868    $ 1,687   $ 1,565
                                               =======    =======   ========

The components of Other Noninterest Expense for the years ended December 31, 2005, 2004 and 2003 were as follows:

                                                     (In 000's)
                                           2005         2004        2003
                                         -------      -------    --------
Professional services                    $ 2,558      $ 1,240    $ 1,387
Business promotions                          561          658        554
Stationary & supplies                        499          393        380
Insurance                                    269          320        224
Other                                      2,289      $ 2,427      1,983
                                         -------      -------    --------
Total                                    $ 6,176      $ 5,038    $ 4,528

NOTE 12 - INCOME TAXES

The provision (benefit) for federal and state income taxes for the years ended December 31, 2005, 2004 and 2003 consisted of:

                                               (In 000's)
                                2005             2004            2003
                                ----             ----            ----
CURRENT
    Federal                  $ 3,692          $ 2,186         $ 1,521
    State                      1,282            1,011             602
                             -------          -------         -------
                               4,974            3,197           2,123
DEFERRED
    Federal                     (720)             (13)             70
    State                       (149)            (164)            (14)
                             -------          -------         -------
                                (869)            (177)             56
                             -------          -------         -------
Total                        $ 4,105          $ 3,020         $ 2,179
                             =======          =======         =======

Deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences and the amount of each are as follows as of December 31, 2005 and 2004:

                                                     (In 000's)
                                                 2005            2004
                                              ------------------------
DEFERRED TAX ASSETS
   Allowance for loan losses                  $ 1,989         $ 1,690
   Deferred compensation                          850             658
   Unrealized loss on securities                  813              --
   State income tax                               397             301
   Additional minimum pension liability           238              --
   Depreciation                                    85              --
   Other                                           59
                                              ------------------------
                                              $ 4,431         $ 2,649
DEFERRED TAX LIABILITIES
   Unrealized gain on securities              $    --         $   113
   FHLB Stock Dividend                            122              88
   Accumulated accretion on
     investment securities                        185             189
   Depreciation                                    --             147
   Leases                                         296             287
   Other                                           --               1
                                              -------         --------
                                              $   603         $   825
                                              -------         --------
   Net deferred tax asset                     $ 3,828         $ 1,824
                                              =======         ========

The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income.

The total tax differs from the federal statutory rate of 34% because of the following:

                                                                                          (In 000's)
                                                                     2005                   2004                  2003
                                                                     ----                   ----                  ----
                                                             Amount      Rate       Amount      Rate       Amount     Rate
Tax provision at statutory rate                             $ 3,651     34.00%     $ 2,748     34.00%    $ 2,227      34.00%

Interest on obligations of states and
  political subdivisions exempt from federal taxation          (194)    -1.81%        (192)    -2.40%       (233)     -3.50%
State franchise taxes                                           751      6.99%         559      6.90%        382       5.80%
Life insurance policies                                        (101)    -0.94%        (121)    -1.50%       (115)     -1.80%
Other, net                                                       (2)    -0.02%          26      0.40%        (82)     -1.20%
                                                            -------     -----      -------     -----     -------      ------
Total                                                       $ 4,105     38.23%     $ 3,020     37.40%    $ 2,179      33.30%
                                                            =======     ======     =======     ======    =======      ======

NOTE 13 - RETIREMENT PLANS

401(k) and Profit Sharing Plan

The Company offers a 401(k) and profit sharing plan into which eligible employees may elect to defer a portion of their eligible compensation, not to exceed Internal Revenue Service limitations. The Company matches the employees' contributions at a rate set by the Board of Directors (currently 50% of the first 5% of deferral of an individual's eligible compensation). The matching contributions are made in cash and vest over the first six years of employment. The Company makes discretionary contributions to the profit sharing plan that are set by the Board of Directors each year. Amounts charged to operating expenses under these plans representing the Company's contributions were $460,000, $301,000 and $415,000 for the years ended December 31, 2005, 2004 and
2003, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan for directors that allows directors of the Company to defer all or a portion of their compensation. The Company has purchased insurance on the lives of some of the participants and intends to hold these policies until death as a cost recovery of the Company's deferred compensation obligations of $723,000 and $601,000 at December 31, 2005 and 2004, respectively. Earnings credits on the deferred balances totaling $38,000 in 2005, $33,000 in 2004 and $26,000 in 2003 are included in noninterest expense.

Supplemental Retirement Plan

The Company has a supplemental retirement plan covering key executives and directors ("Plan"). The Plan is a nonqualified defined benefit plan and is unsecured and unfunded and there are no Plan assets. The deferred benefit represents a stated amount for key executives and directors that generally vests over a stated service period and is reduced for early retirement. The Company has purchased insurance on the lives of the directors and executive officers in the plan and intends to use the cash values of these policies ($10,053,000 and $8,505,000 at December 31, 2005 and 2004 respectively) to pay the retirement and death benefit obligations. If the life insurance contract is terminated by the Company, the Company will have the obligation to pay the retirement and death benefits. The accrued pension obligation was $1,337,000 and $922,000 at December 31, 2005 and 2004, respectively, and is included in "Interest Payable and Other Liabilities". Accordingly, the plan had additional minimum liabilities of $1,307,000 as of December 31, 2005 and $0 at December 31, 2004. Due to these additional minimum liabilities, the plan also had accumulated other comprehensive expense before taxes of $573,000 at December 31, 2005 and $0 at December 31, 2004. The measurement date of the plan is December 31.

On October 1, 2005, the Company established the 2005 North Bay Bancorp Supplemental Executive Retirement Plan ("2005 SERP"). The 2005 SERP is designed to memorialize the Company's supplemental executive retirement plan pursuant to which the Company entered into Executive Supplemental Compensation Agreements ("Prior Agreements"). Participants who were eligible to receive benefits pursuant to the Prior Agreements will have their benefits provided by the 2005 SERP.

The following table sets forth the supplemental retirement plan's status:

                                                      December 31,  December 31,
                                                      ------------  ------------
                                                          2005          2004
                                                        -------        -----
                                                        (Dollars in thousands)
Change in projected  benefit obligation:
Projected benefit obligation at beginning of year       $   922        $ 700
Service cost                                                135          187
Interest cost                                               130           49
Actuarial (gain)/loss                                       619          (14)
Plan amendment                                              838            -
Benefits paid                                                 -            -
                                                        -------        -----
Projected benefit obligation at end of year             $ 2,644        $ 922
                                                        =======        =====


                                                      December 31,  December 31,
                                                          2005          2004
                                                        -------        ------
                                                        (Dollars in thousands)
Change in Plan assets:
Fair value of Plan assets at beginning of year          $    --       $    --
                                                        -------       -------
Fair value of Plan assets at end of year                $    --       $    --
                                                        =======       =======

Unfunded status                                         $(2,644)      $  (922)
Unrecognized prior service cost                             734            --
Unrecognized net actuarial loss/(gain)                      573            --
                                                        -------       -------
Net amount recognized                                   $(1,337)      $  (922)
                                                        =======       =======

Accrued benefit liability                               $(2,644)      $  (922)
Intangible asset                                            734            --
Accumulated other comprehensive expense                     573            --
                                                        -------       -------
Net amount recognized                                   $(1,337)      $  (922)
                                                        =======       =======

Weighted-average assumptions at December 31:
Discount rate                                              5.40%         7.00%
Rate of compensation increase                               N/A           N/A
Expected return on Plan assets                              N/A           N/A

The following benefit payments, which reflect anticipated future events, as appropriate, are expected to be paid over the following years:

                 Benefit
    Year        Payments
    ----        --------
               (Dollars in
                thousands)
    2006           $ 30
    2007             83
    2008             93
    2009             95
    2010            105
  2011-2015       1,076


The elements of pension costs for the supplemental retirement plan were as follows:

                                                     December 31,  December 31,
                                                         2005         2004
                                                         ----         ----
                                                       (Dollars in thousands)
Components of net periodic benefits cost:
Service cost                                             $135         $187
Interest cost                                             130           49
Prior service cost                                        104           --
Amortization of loss/(gain)                                46           --
                                                         ----         ----
Net periodic benefit cost                                 415          236
Expense due to special termination benefits                --           --
                                                         ----         ----
Total expense                                            $415         $236
                                                         ====         ====

The net periodic pension cost was determined using the following assumptions:

                                                                  Year ended       Year ended
                                                                 December 31,     December 31,
                                                                     2005             2004
                                                                     ----             ----
                                                                     (Dollars in thousands)
Discount rate in determining expense                                 5.50%            7.00%
Discount rate in determining benefit obligation at year end          5.40%            7.00%
Rate of increase in future compensation levels for
   determining expense                                                N/A              N/A
Rate of increase in future compensation levels for
   determining benefit obligation at year end                         N/A              N/A
Expected return on Plan assets                                        N/A              N/A

The unrecognized prior service costs are amortized on a straight-line basis over eight years and the ten percent corridor method is used to amortize the cumulative unrecognized net gain or loss over the average expected future service of those expected to receive benefits under the plan. The average projected future service is 5.62 years.

NOTE 14 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank makes loans to directors, officers and principal shareholders on substantially the same terms, including interest rates and collateral, as those for comparable transactions with unaffiliated persons. An analysis of net loans to related parties for the year ended December 31, 2005 is as follows:

                                          (In 000's)
Balance at beginning of year              $ 14,418
     Additions                               7,979
     Repayments                             11,168
                                          ---------
Balance at end of year                    $ 11,229
                                          =========

Total undisbursed commitments as of December 31, 2005 were $7,953,000.

A law firm in which one of the Company's directors and one of its officers are principals serves as the Company's general counsel. During 2005, 2004 and 2003 fees of $137,000, $195,000 and $196,000 respectively, were paid to this firm.

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of their customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The Bank is exposed to credit loss, in the event of non-performance by the borrower, in the contract amount of the commitment. The Bank uses the same credit policies in making commitments as they do for on-balance-sheet instruments and evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, plant and equipment and real property.

The Bank also issues standby letters of credit, which are conditional commitments to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support construction bonds, private borrowing arrangements and similar transactions. Most of these guarantees are short-term commitments expiring in decreasing amounts through 2009 and are not expected to be drawn upon. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral as deemed necessary, as described above.

The contract amounts of commitments not reflected on the Balance Sheet at December 31, 2005 and 2004 were:

                                                (In 000's)
                                           Contractual Amounts
                                         2005               2004
                                         ----               ----
Loan commitments                      $ 128,183          $ 106,883
Standby letters of credit             $   7,917          $   2,391


The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. At December 31, 2005 there was $1,508,000 issued in financial standby letters of credit and the Bank carried no liability. The performance standby letters of credit are typically issued to municipalities as specific performance bonds. At December 31, 2005 there was $6,409,000 issued in performance standby letters of credit and the Bank carried no liability. The terms of the guarantees will expire primarily in 2006 with 15% expiring in 2007, 6% expiring in 2008, and 3% expiring in 2009. The Bank has experienced no draws on these letters of credit, and do not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 2005 and 2004:

                                                                               (In 000's)
                                                                 2005                          2004
                                                       Carrying        Fair          Carrying        Fair
                                                        Amounts        Value          Amounts        Value
                                                        -------        -----          -------        -----
FINANCIAL ASSETS
Cash and cash equivalents                              $ 35,344       $ 35,344       $ 60,207      $ 60,207
Time deposits with other financial institutions             100            100            100           100
Investment securities                                   129,278        129,278         99,383        99,383
Loans, net                                              409,504        404,763        373,629       373,264
Cash value life insurance                                10,053         10,053          8,505         8,505
Accrued interest receivable                               2,862          2,862          2,244         2,244

FINANCIAL LIABILITIES
Deposits                                              $ 516,393      $ 516,829      $ 484,493     $ 484,277
Borrowings                                               19,000         18,404         19,000        19,889
Junior subordinate debentures                            10,310         10,310         10,310        10,310
Accrued interest payable                                    737            737            404           404

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents - Cash and cash equivalents are valued at their carrying amounts because of the short-term nature of these instruments.

Investment securities - Investment securities are valued at quoted market prices. See Note 2 for further analysis.

Loans - The fair value of loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. The fair value of impaired loans is stated net of the related valuation allowance, if any.

Accrued interest receivable and payable - The balance approximates its fair value as these instruments have short-term maturities

Deposits, time deposits with other banks - The fair value of demand deposits, savings accounts and interest-bearing transaction accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the contractual cash flows at current rates offered for similar instruments with the same remaining maturities.

Borrowings - The fair value of borrowings is estimated by discounting the contractual cash flows at current rates offered for similar instruments with the same remaining maturities.

Junior subordinated debentures - The balance approximates its fair value due to the structure having frequent repricing interest rates.

Off balance sheet items - The estimated fair value of the Company's off balance sheet items are not material to the fair value of financial instruments included in the consolidated balance sheets.

NOTE 17 - CONCENTRATIONS OF CREDIT RISKS

The majority of the Bank's loan activity is with customers located in California, primarily in the counties of Napa and Solano. Although the Bank has a diversified loan portfolio, large portions of its loans are for commercial property, and many of the Bank's loans are secured by real estate in Napa and Solano County. Approximately 78% of the loans are secured by real estate. This concentration is presented below:

                                                       (In 000's)
                                                    December 31, 2005
                                                    -----------------
Construction/land development:
     Land development                                   $ 5,154
     Residential                                          7,878
     Commercial                                          19,361
Real estate                                             233,723
Commercial loans secured by real estate                  23,477
Installment loans secured by real estate                 35,501
                                                      ---------
      Total                                           $ 325,094
                                                      =========


NOTE 18 - DIVIDEND RESTRICTIONS

The Company is regulated by the Board of Governors of the Federal Reserve System. Federal Reserve Board regulations prohibit cash dividends, except under limited circumstances, if the distribution would result in a withdrawal of capital or exceed the Bancorp's net profits then on hand after deducting its losses and bad debts. Furthermore, cash dividends cannot be paid without the prior written approval of the Federal Reserve Board if the total of all dividends declared in one year exceeds the total of net profits for that year, plus the preceding two calendar years, and less any required transfers to surplus under state or federal law.

The shareholders of North Bay Bancorp are entitled to receive dividends when and as declared by its Board of Directors out of funds legally available, subject to the restrictions set forth in the California General Corporation Law. The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows:
1) the corporation's assets equal at least 1.25 times its liabilities; and 2) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, then the corporation's current assets must equal at least 1.25 times its current liabilities. The Company could also be restricted from declaring or paying cash dividends if it elected to defer interest payments on the subordinated debenture.

One of the primary sources of income for the Company, on a stand-alone basis, is the dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). In the event a bank is unable to pay cash dividends due to insufficient retained earnings or net income for its last three fiscal years, cash dividends may be paid under certain circumstances with the prior approval of the California Department of Financial Institutions (the "DFI"). At December 31, 2005, $19.9 million of the Bank's retained earnings were available for dividend declaration to the Company without prior regulatory approval.


NOTE 19 - RESTRICTIONS

The Bank is required to maintain reserves with the Federal Reserve Bank of San Francisco equal to a percentage of its reservable deposits. Reserve balances that were required by the Federal Reserve Bank were $0 and $25,000 for December 31, 2005 and 2004, respectively, and are reported in cash and due from banks on the balance sheet.

NOTE 20 - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory--and possible additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.


Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2005, that the Company meets all capital adequacy requirements to which it is subject.


As of December 31, 2005, the Company and Bank were well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since December 31, 2005 that management believes have changed the institution's category.

The Company's actual capital amounts and ratios are also presented in thousands in the following tables:


                                                                                   To Be Well Capitalized
                                                                                         Under Prompt
                                                                 For Capital          Corrective Action
                                                Actual         Adequacy Purposes          Provisions
                                                ------         -----------------          ----------
                                           Amount     Ratio     Amount     Ratio      Amount      Ratio
                                           ------     -----     ------     -----      ------      -----
As of December 31, 2005:
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
      Consolidated                        $ 66,599    13.01%    $40,801   >8.00%      $ 51,001   >10.00%
      The Vintage Bank                      61,342    11.99%     40,794   >8.00%        50,992   >10.00%
TIER 1 (TO RISK WEIGHTED ASSETS)
      Consolidated                        $ 61,532    12.02%    $20,401   >4.00%      $ 30,601   >6.00%
      The Vintage Bank                      56,275    11.00%     20,397   >4.00%        30,595   >6.00%
TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS)
      Consolidated                        $ 61,532     9.87%    $24,929   >4.00%      $ 31,162   >5.00%
      The Vintage Bank                      56,275     9.11%     24,702   >4.00%        30,878   >5.00%


                                                                                   To Be Well Capitalized
                                                                                         Under Prompt
                                                                 For Capital          Corrective Action
                                                Actual         Adequacy Purposes          Provisions
                                                ------         -----------------          ----------
                                           Amount     Ratio     Amount     Ratio      Amount      Ratio
                                           ------     -----     ------     -----      ------      -----
As of December 31, 2004:
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
      Consolidated                        $ 58,216    12.49%    $37,280    >8.00%    $ 46,600    >10.00%
      The Vintage Bank                      41,169    11.57%     28,458    >8.00%      35,573    >10.00%
      Solano Bank                           12,004    10.93%      8,785    >8.00%      10,981    >10.00%
TEIR 1 (TO RISK WEIGHTED ASSETS)
      Consolidated                        $ 53,973    11.58%    $18,640    >4.00%    $ 27,960    >6.00%
      The Vintage Bank                      37,949    10.67%     14,229    >4.00%      21,344    >6.00%
      Solano Bank                           10,981    10.00%      4,392    >4.00%       6,589    >6.00%
TEIR 1 CAPITAL (TO RISK WEIGHTED ASSETS)
      Consolidated                        $ 53,973     9.38%    $23,010    >4.00%    $ 28,763    >5.00%
      The Vintage Bank                      37,949     8.43%     18,004    >4.00%      22,506    >5.00%
      Solano Bank                           10,981     9.31%      4,716    >4.00%       5,895    >5.00%

NOTE 21 - FINANCIAL STATEMENTS OF NORTH BAY BANCORP (Parent Company Only) For the years ended December 31, 2005, 2004 and 2003


CONDENSED BALANCE SHEETS

                                                              (In 000's except share data)
Assets                                                             2005         2004
------                                                             ----         ----
Cash and due from banks                                          $  4,582     $  5,167
Investment in The Vintage Bank                                     54,797       38,122
Investment in Solano Bank                                              --       10,969
Investment in North Bay Statutory Trust 1                             310          310
Other assets                                                          681          150
                                                                 --------     --------
          Total assets                                           $ 60,370     $ 54,718
                                                                 ========     ========

Liabilities and shareholders' equity

Floating rate subordinated
   debenture (trust preferred securities)                        $ 10,310     $ 10,310
Other liabilities                                                       7          274
                                                                 --------     --------
        Total liabilities                                          10,317       10,584

Shareholders' equity
   Preferred stock, no par value -  Authorized 500,000 shares
       Issued and outstanding - None
   Common stock, no par value - Authorized 15,000,000 shares
       Issued and outstanding -  4,099,884 shares in 2005 and
       3,823,353 shares in 2004                                    39,965       33,473
   Accumulated other comprehensive income                          (1,478)         161
   Retained earnings                                               11,566       10,500
                                                                 --------     --------
     Total shareholders' equity                                    50,053       44,134
                                                                 --------     --------
         Total liabilities and shareholders' equity              $ 60,370     $ 54,718
                                                                 ========     ========


CONDENSED INCOME STATEMENTS
                                                                                           (In 000's)
                                                                                 2005        2004        2003
                                                                               -------     -------     -------
Income
Interest on investment securities                                              $    --     $    74     $   123
Service fees from subsidiaries                                                      --       5,231       6,177
                                                                               -------     -------     -------
Total income                                                                        --       5,305       6,300

Expenses
Interest on borrowings                                                             740         559         531
Salaries and related benefits                                                       --       4,441       4,104
Other expenses                                                                     469       3,760       3,342
                                                                               -------     -------     -------
Total expenses                                                                   1,209       8,760       7,977

Net (loss) income before tax benefit and equity in
   net income of subsidiaries                                                   (1,209)     (3,455)     (1,677)
Tax benefit                                                                        498       1,415         642
                                                                               -------     -------     -------
Net (loss) income before equity in undistributed net income of subsidiaries       (711)     (2,040)     (1,035)
Equity in undistributed net income of subsidiaries                               7,344       7,104       5,406
                                                                                                       -------
Net income                                                                     $ 6,633     $ 5,064     $ 4,371
                                                                               =======     =======     =======

CONDENSED STATEMENTS OF CASH FLOWS

                                                                      (In 000's)
                                                            2005        2004        2003
                                                          -------     -------     -------
Cash Flows From Operating Activities:
Net income                                                $ 6,633     $ 5,064     $ 4,371
Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization                                0         823         812
   Amortization of investment securities
    premiums, net                                               0          71         117
Equity in undistributed net income of subsidiaries         (7,344)     (7,104)     (5,406)
Changes in:
    Interest receivable and other assets                     (531)        326         (35)
    Interest payable and other liabilities                   (268)     (1,311)        533
                                                          -------     -------     -------
    Net cash provided by operating activities              (1,510)     (2,131)        392
                                                          -------     -------     -------

Cash Flows From Investing Activities:
Investment in Solano Bank                                       0      (3,000)          0
Investment securities available for sale:
  Proceeds from maturities and principal payments               0       6,400         785
  Purchases                                                     0           0      (4,573)
Sale and disposition of capital assets                          0       1,335           0
Capital expenditures                                            0        (397)       (779)
                                                          -------     -------     -------
   Net cash used in investing activities                        0       4,338      (4,567)
                                                          -------     -------     -------

Cash Flows From Financing Activities:
Stock options exercised                                     1,496         492         644
Dividends                                                    (571)       (481)       (441)
                                                          -------     -------     -------
   Net cash provided by (used in) financing activities        925          11         203
Net (decrease) increase in cash and cash equivalents         (585)      2,218      (3,972)
Cash and cash equivalents at beginning of year              5,167       2,949       6,921
                                                          -------     -------     -------
Cash and cash equivalents at end of year                  $ 4,582     $ 5,167     $ 2,949
                                                          =======     =======     =======

NOTE 22 - SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following table sets forth the results of operation for the four quarters unaudited of 2005, 2004 and 2003. All per share amounts have been adjusted for the 2003, 2004, 2005 and 2006 stock dividends, as well as the 3-for-2 stock split in 2004.

                                                           (In 000's except share data)
                                                              2005 Quarters Ended
                                                       DEC 31    SEPT 30   JUN 30    MAR 31
                                                       ------    ------    ------    ------
Interest income                                        $9,197    $8,847    $8,145    $7,676
Interest expense                                        1,444     1,415     1,171     1,052
                                                       ------    ------    ------    ------
Net interest income                                     7,753     7,432     6,974     6,624
Provision for loan losses                                 100       300       230       185
                                                       ------    ------    ------    ------
Net Interest Income after provision for loan losses     7,653     7,132     6,744     6,439
Noninterest income                                        937     1,027     1,021       956
Noninterest expense                                     5,752     5,211     5,173     5,035
                                                       ------    ------    ------    ------
Income before provision for income taxes                2,838     2,948     2,592     2,360
Provision for income taxes                              1,069     1,131     1,007       898
                                                       ------    ------    ------    ------
Net income                                             $1,769    $1,817    $1,585    $1,462
                                                       ======    ======    ======    ======

Basic earnings per share:                              $ 0.43    $ 0.45    $ 0.39    $ 0.36
Diluted earnings per share:                            $ 0.42    $ 0.43    $ 0.37    $ 0.34


                                                               2004 Quarters Ended
                                                       DEC 31    SEPT 30   JUN 30    MAR 31
                                                       ------    ------    ------    ------
Interest income                                        $7,405    $6,822    $6,294    $6,064
Interest expense                                        1,035       961       859       688
                                                       ------    ------    ------    ------
Net interest income                                     6,370     5,861     5,435     5,376
Provision for loan losses                                  80       180       174       186
                                                       ------    ------    ------    ------
Net Interest Income after provision for loan losses     6,290     5,681     5,261     5,190
Noninterest income                                        969       986     1,257       986
Noninterest expense                                     4,701     4,667     4,571     4,597
                                                       ------    ------    ------    ------
Income before provision for income taxes                2,558     2,000     1,947     1,579
Provision for income taxes                                986       750       740       544
                                                       ------    ------    ------    ------
Net income                                             $1,572    $1,250    $1,207    $1,035
                                                       ======    ======    ======    ======


Basic earnings per share:                              $ 0.39    $ 0.31    $ 0.30    $ 0.26
Diluted earnings per share:                            $ 0.37    $ 0.30    $ 0.30    $ 0.26


                                                                2003 Quarters Ended
                                                       DEC 31    SEPT 30   JUN 30    MAR 31
                                                       ------    ------    ------    ------
Interest income                                        $5,842    $5,554    $5,494    $5,361
Interest expense                                          667       681       819       828
                                                       ------    ------    ------    ------
Net interest income                                     5,175     4,873     4,675     4,533
Provision for loan losses                                 103        45        45        45
                                                       ------    ------    ------    ------
Net Interest Income after provision for loan losses     5,072     4,828     4,630     4,488
Noninterest income                                        925     1,055     1,059       808
Noninterest expense                                     3,722     4,267     4,311     4,015
                                                       ------    ------    ------    ------
Income before provision for income taxes                2,275     1,616     1,378     1,281
Provision for income taxes                                975       452       366       386
                                                       ------    ------    ------    ------
Net income                                             $1,300    $1,164    $1,012    $  895
                                                       ======    ======    ======    ======

Basic earnings per share:                              $ 0.32    $ 0.29    $ 0.26    $ 0.23
Diluted earnings per share:                            $ 0.32    $ 0.29    $ 0.26    $ 0.22

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of North Bay Bancorp is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2005. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.

Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include, as necessary, best estimates and judgments by management.

KPMG LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2005, and the Company's assertion as to the effectiveness of internal control over financial reporting as of December 31, 2005, as stated in its reports, which are included herein.

/s/ Terry L. Robinson
-------------------------------------
Terry L. Robinson
President and Chief Executive Officer

/s/ Patrick E. Phelan
-------------------------------------
Patrick E. Phelan
Executive Vice President and
Chief Financial Officer

March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
North Bay Bancorp:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that North Bay Bancorp and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that North Bay Bancorp and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, North Bay Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of North Bay Bancorp and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31,2005, and our report dated March 15, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
North Bay Bancorp:

We have audited the accompanying consolidated balance sheets of North Bay Bancorp and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Bay Bancorp and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of North Bay
Bancorp and subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California
March 15, 2006

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

Item 9A  - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2005, the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

(b) Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 as amended). The Company's internal control over financial reporting is under the general oversight of the Board of Directors acting through the Audit Committee, which is composed entirely of independent directors. KPMG LLP, the Company's independent registered public accounting firm, has direct and unrestricted access to the Audit Committee at all times, with no members of management present, to discuss its audit and any other matters that have come to its attention that may affect the Company's accounting, financial reporting or internal controls. The Audit Committee meets periodically with management, internal auditors and KPMG LLP to determine that each is fulfilling its responsibilities and to support actions to identify, measure and control risk and augment internal control over financial reporting. Internal control over financial reporting, however, cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.

Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2005 based on the framework in "Internal Control -Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2005. Management's report on internal control over financial reporting is set forth on page 69 of this Annual Report on Form 10-K, and is incorporated herein by reference. Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is set forth on page 70 of this Annual Report of Form 10-K, and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2005 was so disclosed.

                                    PART III


Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


For information regarding the directors and executive officers of the registrant, see "ELECTION OF DIRECTORS" and "REPORTS OF CHANGES IN BENEFICIAL
OWNERSHIP" in the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "Proxy Statement"), which is incorporated herein by reference.

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


Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


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

                                     Part IV

Item 15 - EXHIBITS  AND FINANCIAL STATEMENT SCHEDULES


(a)     1.        Financial Statements

(i)      Consolidated Balance Sheets, December 31, 2005 and 2004

(ii) Consolidated Statements of Operations for the years ended December 2005, 2004, and 2003

(iii) Consolidated Statements of Comprehensive Income for the years ended December 2005, 2004, and 2003

(iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2005, 2004, and 2003

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

(vi)     Consolidated Notes to Financial Statements

(vii)    Report of Independent Registered Public Accounting Firm

Schedules have been omitted as inapplicable or because the information required is included in the financial statements or notes thereto.

3. Exhibits

See Exhibit Index on page 77 of this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NORTH BAY BANCORP

                                           By:   /s/Terry L. Robinson
                                           --------------------------
                                           Terry L. Robinson, President
                                           & Chief Executive Officer
Dated: March 15, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                   Date
---------                           -----                                   ----

-------------------------           Director
Lauren A. Ackerman


                                    Director
-------------------------
John B. Anthony, III


/s/Thomas N. Gavin                  Director                            March 15, 2006
-------------------------
Thomas N. Gavin


/s/David B. Gaw                     Director and                        March 15, 2006
-------------------------           Chairman of the Board
David B. Gaw


/s/Fred J. Hearn Jr.                Director                            March 15, 2006
-------------------------
Fred J. Hearn Jr.


/s/Conrad W. Hewitt                 Director                            March 15, 2006
-------------------------
Conrad W. Hewitt


                                    Director
-------------------------
Connie L. Klimisch


/s/Richard S. Long                  Director and                        March 15, 2006
-------------------------           Vice Chairman of the Board
Richard S. Long


                                    Director
-------------------------
Thomas H. Lowenstein


/s/Thomas F. Malloy                 Director                            March 15, 2006
-------------------------
Thomas F. Malloy


                                    Director
-------------------------
Andrew J. Nicks M.D.


/s/Terry L. Robinson                President, Chief                    March 15, 2006
-------------------------           Executive Officer and Director
Terry L. Robinson                   (Principal Executive Officer)



/s/ Thomas H. Shelton               Director                            March 15, 2006
-------------------------
Thomas H. Shelton .


/s/ Stephen C. Spencer              Director                            March 15, 2006
-------------------------
Stephen C. Spencer


/s/ Denise C. Suihkonen             Director                            March 15, 2006
-------------------------
Denise C. Suihkonen


/s/ James E. Tidgewell              Director                            March 15, 2006
-------------------------
James E. Tidgewell


/s/ Patrick E. Phelan               Executive Vice President            March 15, 2006
-------------------------           Chief Financial Officer
Patrick E. Phelan                   (Principal Financial Officer)


                                 EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

2.1 Plan of Reorganization and Merger Agreement entered into as of July 30, 1999 by and among The Vintage Bank, Vintage Merger Co. and North Bay Bancorp. (1)

3.1      Restated Articles of Incorporation of Registrant. (11)

3.2      Amended and Restated Bylaws. (12)

4.1      Certificate Evidencing Floating Rate Capital Securities. (6)

4.2      Floating Rate Junior Subordinated Deferrable Interest Debenture. (6)

4.3      Certificate Evidencing Floating Rate Common Securities. (6)

4.4      Guarantee Agreement. (6)

4.5 Indenture dated June 26, 2002 , North Bay Bancorp Issuer, State Street Bank and Trust Company of Connecticut, N.A., as Trustee for Floating Rate Junior Subordinated Deferrable Interest Debenture. (6)

4.6 Rights Agreement, dated as of October 24, 2002, between the Company and Registrar and Transfer Company, as Rights Agent. (7)

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

10.5     North Bay Bancorp Directors Deferred Fee Plan* (11)

10.6 Employment Agreement entered into as of May 1, 2004 by and between North Bay Bancorp and Terry L. Robinson.* (11)

10.6(a) First Amendment to Employment Agreement dated as of March 28, 2005 by and between North Bay Bancorp and Terry L. Robinson. * (11)

10.7 Employment Agreement entered into as of May 1, 2001 by and between Solano Bank and Glen C. Terry. (5) *

10.7(a) First Amendment to Employment Agreement dated as of March 28, 2005 by and between The Vintage Bank and Glen C. Terry. * (11)

10.8 Employment Agreement entered into as of May 1, 2001 by and between North Bay Bancorp and Kathi Metro. (5) *

10.9     North Bay Bancorp 401K and Profit Sharing Plan.* (11)

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

10.13 Life Insurance Endorsement Method Split Dollar Plan Agreement for Kathi Metro. (9)*

10.14    Life Insurance  Endorsement Method Split Dollar Plan Agreement for Glen
         C. Terry. (9)*

10.15 Employment Agreement effective as of June 1, 2005 by and between The Vintage Bank and John A. Nerland. (13) *

10.16 Form of Amended and Restated Executive Supplemental Compensation Agreement* (11)

10.17 Amended and Restated Declaration of Trust by and Among State Street Bank and Trust Company of Connecticut, N.A, as Institutional Trustee, North Bay Bancorp as Sponsor, and Administrators, Dated as of June 26, 2002. (6)

10.18    2005 Executive Bonuses*

10.19    2006 Executive Officer Base Salaries*

10.20    [Intentionally Left Blank]

10.21    Form of Indemnity Agreement for directors and officers (11)

10.22    Summary of Principal Terms of Employment for Stephanie Rode (12) *

10.23    North Bay Bancorp Supplemental Executive Retirement Plan (13) *

10.24    Summary of Principal Terms of Employment for Patrick E. Phelan *

10.25    Summary of Principal Terms of Employment for Virginia Robbins *

10.26    John A. Nerland Supplemental Executive Retirement Agreement *

10.27    John A. Nerland Split Dollar Life Plan Agreement *

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

(2) Attached as Exhibits 3.2, 10.4, 10.6, and 10.11 respectively, 5 to North Bay Bancorp's Annual Report as Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission, and incorporated herein by reference.

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

(11)     Attached as Exhibits 3.1, 10.5, 10.6,  10.6(a).,  10.7(a).,10.9,  10.16
         and 10.21, respectively, to North Bay Bancorp's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission and incorporated herein by reference.

(12) Attached as Exhibits 3.2 and 10.1, respectively, to North Bay Bancorp's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission and incorporated herein by reference.

(13) Attached as Exhibits 10.1 and 10.2, respectively, to North Bay Bancorp's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the Securities and Exchange Commission and incorporated herein by reference.