Form 10-Q
period 2006-03-31
NORTH BAY BANCORP/CA
filed 2006-05-10
CIK 1102595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2006

Commission File No.  0-31080

NORTH BAY BANCORP

(Exact name of registrant as specified in its charter)

California

68-0434802

(State or other jurisdiction

(I.R.S. Employer IdentificationNo.)

of incorporation or organization)

1190 Airport Road, Suite 101,  Napa, California 94558

(Address of principal executive offices including zip code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Registrant’s telephone number, including area code: (707) 252-5026

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [   ]

Accelerated filer [ X ]

Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ] No [ X ]

As of May 4, 2006, there were 4,123,116 shares of the registrant’s Common Stock, no par value, outstanding.

North Bay Bancorp

Quarterly Report of Form 10-Q

March 31, 2006

Table of Contents

Page

Forward-Looking Statements

Part I – Financial Information

Item 1.

Financial Statements (Unaudited)

4

Consolidated Balance Sheets

4

Consolidated Statements of Income

5

Consolidated Statements of Comprehensive Income

6

Consolidated Statements of Changes in Shareholders’ Equity

7

Consolidated Statements of Cash Flows

8

Notes to Consolidated Financial Statements

9

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

19

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

25

Item 4.

Controls and Procedures

26

Part II – Other Information

Item 1.

Legal Proceedings

27

Item 1A.

Risk Factors

27

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

27

Item 3.

Defaults Upon Senior Securities

27

Item 4.

Submission of Matters to a Vote of Security Holders

27

Item 5.

Other Information

27

Item 6.

Exhibits

27

Signatures

28

Exhibits

29

FORWARD-LOOKING STATEMENTS

In addition to the historical information, this Quarterly Report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which is subject to the “Safe Harbor” created by those Sections. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome.  The Company’s actual   results could differ   materially   from those   suggested by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, (i) variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, and fee and other noninterest income earned; (ii) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues; (iii) enactment of adverse government regulation; (iv) adverse conditions and volatility, including the United States’ war on terrorism, the war in Iraq,  in the stock market, the public debt market and other capital markets and the impact of such conditions of the Company; (v) continued changes in the interest rate environment may reduce interest margins and adversely impact net interest income; (vi) the ability to satisfy the requirements of the Sarbanes-Oxley Act and other regulations governing internal controls; and (vii) as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company’s business.

Moreover, wherever phrases such as or similar to “In Management’s opinion”, or ”Management considers” are used, such statements are as of and based upon the knowledge of Management at the time made and are subject to change by the passage of time and/or subsequent events, and accordingly such statements are subject to the same risks and uncertainties noted above with respect to forward-looking statements.

The reader is directed to the Company’s annual report of Form 10-K for the year ended December 31, 2005 for further discussion of factors which could affect the Company’s business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.

Part I - Financial Information
Item 1 - Financial Statements

FINANCIAL STATEMENTS

North Bay Bancorp
Consolidated Balance Sheets
(In thousands, except share data; unaudited)

	At March 31,		At December 31,
	2006	2005	2005
Assets
Cash and due from banks	$28,422	$27,838	$28,174
Federal funds sold	-	22,230	7,170
Total cash and cash equivalents	28,422	50,068	35,344

Time deposits with other financial institutions	100	100	100
Investment securities	122,247	92,656	124,510
Loans, net of allowance for loan losses of $5,020 in March, 2006, $4,317 in March, 2005
and $4,924 in December, 2005	427,169	397,846	409,504
Loans held-for-sale	-	481	-
Premises and equipment, net	9,293	10,038	9,475
Cash value of life insurance	10,158	8,593	10,053
Other intangible assets	708	-	734
Interest receivable and other assets	13,213	8,538	12,977

Total assets	$611,310	$568,320	$602,697

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing	$161,582	$138,437	$155,320
Interest bearing	348,309	351,145	361,073
Total deposits	509,891	489,582	516,393

Accrued interest payable and other liabilities	7,859	4,213	6,941
Other borrowings	31,800	19,000	19,000
Junior subordinated debt	10,310	10,310	10,310

Total liabilities	559,860	523,105	552,644

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value: 500,000 shares authorized; none issued and outstanding	-	-	-
Common stock, no par value: 15,000,000 shares authorized; 4,120,919, 4,077,442 and 4,100,376 shares issued and outstanding at March 31, 2006, March 31, 2005
and December 31, 2005, respectively	40,329	39,352	39,965
Stock dividend declared	5,811	-	-
Additional Paid-In Capital	85	-	-
Retained earnings	6,865	6,396	11,566
Accumulated other comprehensive loss	(1,640)	(533)	(1,478)
Total shareholders' equity	51,450	45,215	50,053

Total liabilities and shareholders' equity	$611,310	$568,320	$602,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

North Bay Bancorp
Consolidated Statements of Income
(In thousands, except share data; unaudited)

	Three Months Ended March 31,
	2006	2005
Interest Income
Loans, including fees	$7,672	$6,600
Investment securities - taxable	1,028	835
Investment securities - tax exempt	231	110
Federal funds sold	21	130
Time deposits with other financial institutions	1	1
Total interest income	8,953	7,676

Interest Expense
Deposits	1,170	751
Federal funds purchased	28	-
Other borrowings	154	136
Junior subordinated debt	227	165
Total interest expense	1,579	1,052

Net interest income	7,374	6,624

Provision for loan losses	100	185
Net interest income after
provision for loan losses	7,274	6,439

Non interest income
Service charges and other fees	500	523
Increase in cash value of life insurance	105	91
Other income	442	342
Total noninterest income	1,047	956

Non interest expenses
Salaries and employee benefits	3,206	2,724
Occupancy	475	394
Equipment	479	547
Other	1,619	1,370
Total operating expense	5,779	5,035

Income before provision for
income taxes	2,542	2,360
Provision for income taxes	827	898

Net income	$1,715	$1,462

Basic earnings per common share:	$0.42	$0.36
Diluted earnings per common share:	$0.40	$0.34
Dividends declared:	$0.14	$0.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

North Bay Bancorp
Consolidated Statements of Comprehensive Income
(In thousands; unaudited)

	Three Months Ended March 31,
	2006	2005
Net Income	$1,715	$1,462

Other comprehensive loss:
Unrealized holding losses on available-for-sale securities	(288)	(1,187)
Tax effect	118	493
Unrealized holding losses on available-for-sale securities, net of tax	(170)	(694)

Minimum pension liability adjustment	13	-
Tax effect	(5)	-
Minimum pension liability adjustment, net of tax	8	-
Other comprehensive loss	(162)	(694)
Comprehensive income	$1,553	$768

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

North Bay Bancorp
Consolidated Statement of Changes in Shareholders' Equity
(In thousands, except per share data)

						Accumulated
			Stock	Additional		Other	Total
	Common Stock		Dividend	Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Declared	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2004	3,823,353	$ 33,473	$ -	$ -	$ 10,500	$ 161	$ 44,134
Net income	-	-	-	-	1,462	-	1,462
Other comprehensive income, net of taxes:
Unrealized net losses on investment securities	-	-	-	-	-	(694)	(694)
Minimum pension liability adjustment, net	-	-	-	-	-	-	-
Stock dividends declared	193,571	4,996	-	-	(5,011)	-	(15)
Cash dividends declared $0.14 per share of common stock	-	-	-	-	(555)	-	(555)
Stock options exercised, including related tax benefits	60,518	883	-	-	-	-	883
Balance at March 31, 2005	4,077,442	$ 39,352	$ -	$ -	$ 6,396	$ (533)	$ 45,215

Balance at December 31, 2005	3,904,651	$ 39,965	-	-	$ 11,566	$ (1,478)	$ 50,053
Net income	-	-	-	-	1,715	-	1,715
Other comprehensive income, net of taxes:
Unrealized net losses on investment securities	-	-	-	-	-	(170)	(170)
Minimum pension liability adjustment, net	-	-	-	-	-	8	8
Stock dividends declared	195,725	-	5,811	-	(5,827)	-	(16)
Cash dividends declared $0.14 per share of common stock	-	-	-	-	(589)	-	(589)
Stock compensation expense recognized in earnings	-	-	-	85	-	-	85
Stock options excercised, including related tax benefits	20,543	364	-	-	-	-	364
Balance at March 31, 2006	4,120,919	$ 40,329	$ 5,811	$ 85	$ 6,865	$ (1,640)	$ 51,450

The accompanying notes are an integral part of these statements

North Bay Bancorp
Consolidated Statement of Cash Flows
(In thousands; unaudited)

	For the three months ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Net income	$1,715	$1,462
Adjustment to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	463	405
Provision for loan losses	100	185
Amortization of deferred loan fees	(209)	(259)
Proceeds from sale of loans held-for-sale	-	22,906
Purchase of loans held-for-sale	-	(18,783)
Premium amortization, net	-	11
Stock-based compensation expense	85	-
Tax benefit from stock-based compensation arrangements	(131)	-
Increase in cash value of bank-owned life insurance	(105)	(91)
Changes in:
Interest receivable and other assets	(238)	(148)
Interest payable and other liabilities	444	229
Net cash provided by operating activities	2,124	5,917

Cash Flows From Investing Activities:
Investment securities available-for-sale:
Proceeds from maturities and principal payments	1,975	2,934
Net increase in loans	(17,556)	(24,143)
Capital expenditures	(127)	(107)
Net cash used in investing activities	(15,708)	(21,316)

Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(6,502)	5,089
Proceeds from other borrowings	12,800	-
Stock options exercised	233	741
Tax benefits realized from stock-based compensation arrangements	131	-
Cash dividends on common stock	-	(570)
Net cash provided by financing activities	6,662	5,260
Net decrease in cash and cash equivalents	(6,922)	(10,139)
Cash and cash equivalents at beginning of year	35,344	60,207
Cash and cash equivalents at end of period	$28,422	$50,068

Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$1,297	$887
Cash paid for income taxes	$400	$345
Income tax benefit from exercise of stock options	-	$142

Supplemental disclosure of noncash activities:
Unrealized (loss) gain on investment securities available for sale	$(288)	$1,187
Stock dividends declared	$5,811	$4,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTH BAY BANCORP

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2006

Note 1: General Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, The Vintage Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations
The Bank operates 10 branch offices in the California counties of Napa and Solano.  The Bank offers a full range of commercial banking services to individuals and the business and agricultural communities in Napa and Solano Counties.  The Bank emphasizes retail commercial banking operations and accepts checking and savings deposits, makes consumer, commercial, construction and real estate loans, and provides other customary banking services.  The Bank does not offer trust services and does not plan to do so in the near future.  There have been no material changes in services offered by the Bank.  The Bank makes annuities and mutual funds available to its customers through Linsco Private Ledger.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, investments, income taxes, contingencies and supplemental retirement plan liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The allowance for loan losses, income taxes and supplemental retirement plan liabilities are the only accounting estimates that materially affect the Company's consolidated financial statements.

Significant Group Concentration of Credit Risk

The Bank concentrates its lending activities in commercial, installment, construction and real estate loans made primarily to businesses and individuals located in Napa and Solano Counties.  The Company has a diversified loan portfolio within the business segments located in this geographical area.

Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

Investment Securities
The Company classifies its debt and marketable equity securities into one of two categories:  available-for-sale or held-to-maturity.  Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities are classified as available-for-sale. During the three months ended March 31, 2006, and throughout 2005, the Company did not have any securities classified as held-to-maturity.

Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of accumulated other comprehensive income (loss) in shareholders' equity until realized.

Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Unrealized losses due to fluctuations in fair value of securities held to maturity or available for sale are recognized through earnings when it is determined that an other than temporary decline in value has occurred.

Loans Held for Sale

Loans originated or purchased and considered held for sale are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized losses are recognized through a valuation allowance by charges to income.

Loans
Loans are reported at the principal amount outstanding, net of unearned income and the allowance for loan losses. Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan's yield over the estimated life of the loan. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in Management's judgment are well secured and in the process of collection, they may be classified as accrual. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loans are estimated to be fully collectible as to both principal and interest. All impaired loans are classified as nonaccrual loans.

Reserve for Unfunded Commitments
The reserve for unfunded commitments is established through a provision for losses - unfunded commitments charged to noninterest expense. The reserve for unfunded commitments is an amount that Management believes will be adequate to absorb probable losses inherent in existing commitments, including unused portions of revolving lines of credits and other loans, standby letters of credits, and unused deposit account overdraft privilege. The reserve for unfunded commitments is based on evaluations of the collectibility, and prior loss experience of unfunded commitments. The evaluations take into consideration such factors as changes in the nature and size of the loan portfolio, overall loan portfolio quality, loan concentrations, specific problem loans and related unfunded commitments, and current economic conditions that may affect the borrower's or depositor's ability to pay.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans and deposit related overdrafts are charged against the allowance for loan losses when Management believes that the collectibility of the principal is unlikely.  The allowance is an amount that Management believes will be adequate to absorb probable losses inherent in existing loans and leases, based on evaluations of the collectibility, impairment and prior loss experience of loans and leases. The evaluations take into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The Company defines a loan as impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

Credit risk is inherent in the business of lending. As a result, the Company maintains an allowance for loan losses to absorb losses inherent in the Company's loan portfolio. This is maintained through periodic charges to earnings. These charges are shown in the Consolidated Income Statements as provision for loan losses. The balance of the Company's allowance for loan losses is meant to be an estimate of probable losses inherent in the portfolio. For purposes of this discussion, "loans" shall include all loans and lease contracts that are part of the Company's portfolio.

The Company formally assesses the adequacy of the allowance on a quarterly basis. Determination of the adequacy is based on ongoing assessments of the probable risk in the outstanding loan portfolio, and to a lesser extent the Company's loan commitments. These assessments include the periodic re-grading of credits based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, growth of the portfolio as a whole or by segment, and other factors as warranted. Loans are initially graded when originated. They are re-graded as they are renewed, when there is a new loan to the same borrower, when identified facts demonstrate heightened risk of nonpayment, or if they become delinquent. Re-grading of larger problem loans occur at least quarterly. Confirmation of the quality of the grading process is obtained by independent credit reviews conducted by consultants specifically hired for this purpose and by various bank regulatory agencies.

The Company's method for assessing the appropriateness of the allowance for loan losses and the reserve for unfunded commitments includes specific allowances for identified problem loans and leases as determined by SFAS 114, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.).

Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses, which stands at $5,020,000 at March 31, 2006, is adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

 The following tables summarize the activity in the allowance for loan losses for the periods indicated:

	For the three months ended
(in thousands)	March 31, 2006	March 31, 2005
Allowance for loan losses:
Balance at beginning of period	$4,924	$4,136
Provision for loan losses	100	185
Loans charged off	(5)	(6)
Recoveries of loans previously charged-off	1	2
Net Charge-offs	(4)	(4)
Balance at end of period	$5,020	$4,317

As a percentage of total loans:
Allowance for loan losses	1.16%	1.07%

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commercial letters of credit, standby letters of credit, and deposit account overdraft privilege. Such financial instruments are recorded when they are funded.

Premises and Equipment
Land is carried at cost. Buildings and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expenses are computed using the straight-line method over the estimated useful lives of the related assets or lease terms, whichever is less. Asset lives range from 3-7 years for furniture and equipment and 10-31 years for land improvements and buildings.

Intangible Assets
Intangible assets with estimable useful lives are amortized  over  their  respective  estimated  useful  lives to their estimated  residual values,  and periodically reviewed for impairment.

As of March 31, 2006, the Company had identifiable intangible assets consisting of unrecognized prior service costs of the Company’s supplemental retirement plan (minimum pension liabilities).  These intangible assets are amortized on a straight-line basis over eight years.

The following table summarizes the Company’s minimum pension liability intangible as of March 31, 2006 and December 31, 2005.

	December 31,			March 31,
(in thousands)	2005	Additions	Reductions	2006
Minimum pension liability intangible	$734	-	(26)	$708

Income Taxes
The Company's accounting for income taxes is based on an asset and liability approach. The Company recognizes the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the future tax consequences that have been recognized in its financial statements or tax returns. The measurement of tax assets and liabilities is based on the provisions of enacted tax laws.

Stock-Based Compensation

On  January  1, 2006 the  Company  adopted  Statement  of  Financial  Accounting Standards No. 123 (revised  2004),  Share-Based  Payment (SFAS 123R),  using the modified-prospective   transition   method.   Under  this   transition   method, compensation  cost recognized  during the quarter ended March 31, 2006 includes: (a) compensation  cost for all share-based  awards granted prior to, but not yet vested as of, January 1, 2006,  based on the  grant-date  fair value and related service period estimates in accordance with the original  provisions of SFAS 123 and (b)  compensation  cost for all  share-based  awards  granted  subsequent to January 1, 2006,  based on the grant-date fair value and related service periods estimated in accordance  with the provisions of SFAS 123R.  Under the provisions of the  modified-prospective  transition  method,  results for the three  months ended March 31, 2005 have not been restated. Historically, stock options are the only type of share-based award granted by the Company.

Prior to the adoption of SFAS 123R, the Company used the intrinsic  value method to account for its stock  option plans (in  accordance  with the  provisions  of Accounting  Principles Board Opinion No. 25).  Intrinsic value is the difference between share fair market value and option  exercise  price.  Under this method, compensation  expense was recognized for awards of options to purchase shares of common stock to employees under compensatory plans only if the fair market value of the stock at the option grant date (or other  measurement date, if later) was greater  than the amount the  employee was required to pay to acquire the stock. Statement of Financial  Accounting Standards No. 123, Accounting for Stock-Based Compensation  (SFAS 123),  permitted  companies to continue  using the intrinsic value  method or to adopt a fair value based  method to account for stock option plans.  The fair value based method would have resulted in the  recognition,  as expense over the vesting period, of the fair value of all stock-based  awards on the date of grant.

SFAS 123R  clarifies  and expands  the  guidance  in SFAS 123  in several  areas, including  measuring fair value and attributing  compensation  cost to reporting periods. SFAS 123R includes a requirement to: (a) estimate forfeitures of share-based awards at the date of grant,  (b) expense  share-based  awards  granted to retirement   eligible   employees  and  those  employees  with   non-substantive non-compete agreements  immediately,  (c) attribute compensation costs of share-based  award  grants  to  the  stated  future  vesting  period,   (d)  recognize compensation cost of all share-based awards based upon the grant-date fair value (including pre-2006 options).

The Company did not recognize  any gain or loss  resulting  from the  cumulative effect of a change in accounting principle upon adoption of SFAS 123R on January 1, 2006. Based on the stock-based compensation awards outstanding as of December 31,  2005,  for which the  requisite  service  was not fully  rendered  prior to January 1,  2006,  and any  subsequent  option grants as of March 31, 2006,  the Company expects to recognize total pre-tax  compensation  cost of  approximately

$563,000  related to  outstanding  stock option  grants,  of which  $85,000 was recognized  in the first  quarter of 2006,  in  accordance  with the  accounting requirements  of  SFAS 123R.  The  after-tax  effect of adopting SFAS 123R was a reduction of net income of $71,000, and a reduction in diluted  earnings per  share  of  $0.02,  for  the  first  quarter of 2006.  Future  levels  of  compensation  cost  recognized   related  to stock-based   compensation   awards  may  be  impacted  by  new  awards   and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R.

For the  three  months  ended  March  31,  2005, had  compensation  cost for  the Company’s option plans been determined using the fair-value method of SFAS 123, the  Company’s  net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts)

Net income	As reported	$1,462
	Pro forma	$1,388
Basic earnings per share	As reported	$0.36
	Pro forma	$0.34
Diluted earnings per share	As reported	$0.34
	Pro forma	$0.33
Stock-based employee compensation
cost, net of related tax effects,	As reported	$0
included in net income	Pro forma	$74

The fair value of each option  grant is estimated on the date of grant using the Black-Scholes option-pricing model.

In February 2002, the Company  adopted the North Bay Bancorp 2002 Stock Option Plan (2002 Plan) covering officers,  employees,  directors, and certain independent contractors of the Company.  Under the 2002 Plan,  the option price cannot be less than the fair market  value of the  Common  Stock at the date of grant  except  in the case of substitute options. Options for the 2002 Plan expire no later than the tenth anniversary of the grant date.   Vesting   schedules  under  the  2002  Plan  are  determined individually for each grant.

As of March 31, 2006,  options for the  purchase of 236,540 remained available for grant under the 2002 Plan. Shares issued  under the  Company’s  option  plans are "new issue"  shares  rather than treasury shares.

Stock  option  activity  for the three  months  ended March 31, 2006 and 2005 is summarized in the following tables:

					Weighted	Weighted
					Average	Average
	Number	Option Price			Exercise	Fair Value
	of Shares	Per Share			Price	of Grants
Outstanding at December 31, 2005	534,419	$9.92	to	$27.87	$15.47
Options granted	-	-	to	-	-	-
Options exercised	(21,569)	$9.92	to	$15.84	$10.76
Options forfeited	(2,054)	$9.92	to	$25.00	$21.48
Outstanding at March 31, 2006	510,796	$9.92	to	$27.87	$15.64

Outstanding at December 31, 2004	617,408	$9.92	to	$24.73	$14.74
Options granted	-	-	to	-	-	-
Options exercised	(63,545)	$9.92	to	$19.03	$11.66
Options forfeited	(2,759)	$9.92	to	$11.55	$10.42
Outstanding at March 31, 2005	551,104	$9.92	to	$24.73	$15.12

During the three  months ended March 31, 2006,  the  intrinsic  value of options exercised  and the  fair  value of  options  that  vested  were  $343,000  and $85,000,  respectively.  No options were granted  during the three months ended March 31, 2006.

During the three  months ended March 31, 2005,  the  intrinsic  value of options exercised  and the fair value of options that vested were $1,023,000 and $123,000, respectively.  No options were granted  during the three months ended March 31, 2005.

The total  intrinsic value of stock options  exercised  during the quarter ended March 31, 2006 was $343,000 for which no  compensation  costs were  previously recognized nor tax benefits  recognized in equity upon  issuance.  Cash received from the exercise of stock options during the three months ended March 31, 2006 totaled $233,000.

The following table shows the number,  weighted-average  exercise price, and the weighted  average  remaining  contractual life of options  outstanding, and the number and  weighted-average exercise price of options  exercisable as of March 31, 2006 by range of exercise price:

	Outstanding Options			Exercisable Options
			Weighted-Average
Range of		Weighted-Average	Remaining		Weighted-Average
Exercise Price	Number	Exercise Price	Contractual Term (yrs.)	Number	Exercise Price
$9.92-$11.00	135,268	$10.53	4.77	119,953	$10.58
$11.01-$13.00	50,656	$11.62	3.86	50,656	$11.62
$13.01-$15.00	58,995	$14.09	6.48	34,876	$14.08
$15.01-$17.00	96,042	$15.83	7.26	37,472	$15.82
$17.01-$19.00	15,194	$17.12	7.68	6,512	$17.12
$19.01-$23.00	121,159	$20.73	8.57	59,515	$20.75
$23.01-$26.00	26,657	$24.97	9.01	19,008	$25.06
$26.01-$27.87	6,825	$27.67	9.62	6,825	$27.67
	510,796	$15.64	6.62	334,817	$14.79

The following table shows the number, weighted-average exercise price, intrinsic value,  weighted average remaining  contractual life,  average remaining vesting period,  and remaining  compensation  cost to be  recognized  over the remaining vesting  period of  options  exercisable,  options  not yet  exercisable, and total options outstanding as of March 31, 2006:

	Currently	Currently Not	Total
(dollars in thousands except exercise price)	Exercisable	Exercisable	Outstanding
Number of options	334,817	175,979	510,796
Weighted average exercise price	$14.79	$17.26	$15.64
Intrinsic value	$4,764	$2,070	$6,834
Weighted average remaining contractual term (yrs.)	6.14	7.52	6.62

The 175,979 options that are not currently  exercisable as of March 31, 2006 are expected to vest, on a weighted-average basis, over the next 1.63 years, and the Company is expected to recognize $478,000 of compensation costs related to these options as they vest.

Earnings Per Common Share

Basic Earnings per Share (EPS) is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS is computed by dividing net income by weighted average common shares outstanding including the dilutive effects of potential common shares (e.g. stock options).

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	(In 000's except share data)
	Net Income	Weighted Average Shares	Per-Share Amount
	For the three months ended March 31, 2006
Basic earnings per share	1,715	4,111,968	$0.42
Dilutive effect of stock options		163,625
Diluted earnings per share		4,275,593	$0.40

	For the three months ended March 31, 2005
Basic earnings per share	1,462	4,041,189	$0.36
Dilutive effect of stock options		203,098
Diluted earnings per share		4,244,287	$0.34

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

The components of accumulated other comprehensive loss, included in shareholders' equity, are as follows:

	March 31,	December 31,
(in thousands)	2006	2005
Net unrealized (loss) gain on available-for-sale securities	$(2,247)	$(1,956)
Tax effect	934	813
Unrealized holding (losses) gains on available-for-sale securities, net of tax	(1,313)	(1,143)

Minimum pension liability	(559)	(573)
Tax effect	232	238
Minimum pension liability, net of tax	(327)	(335)
Accumulated other comprehensive loss	$(1,640)	$(1,478)

Retirement Plans

The Company has supplemental retirement plans covering directors and key executives.  These plans are non-qualified defined benefit plans and the Company’s obligations under the plans are unsecured and unfunded.  The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies to pay the retirement obligations.

The following table sets forth the net periodic benefit cost recognized for the plans:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2006	2005
Components of net periodic benefits cost:
Service cost - benefits earned during the period	$32	$24
Interest cost on projected benefit obligation	33	23
Amortization of prior service cost	26	19
Amortization of unrecognized loss	13	9
Net periodic benefit cost	$104	$75

During the three months ended March 31, 2006 and 2005, the Company paid out as benefits $9,000 and $8,000, respectively, to participants under the plans.  For the year ending December 31, 2006, the Company expects to pay out as benefits $36,000 to participants under the plans.

Recent Accounting Pronouncements

In December 2004, the Financial  Accounting  Standards  Board (FASB) issued FASB Statement of Financial Accounting Standards No. 123 (revised 2004),  Share-Based Payment (SFAS 123R),  which replaces SFAS No. 123,  Accounting  for  Stock-Based Compensation, (SFAS 123) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123R requires all share-based  payments to employees, including  grants of employee stock  options,  to be recognized in the financial statements based on their fair values beginning with the first interim reporting period of the Company’s  fiscal year beginning  after June 15, 2005,  with early adoption encouraged.  The pro forma disclosures  previously permitted under SFAS 123 no longer are an alternative  to financial  statement  recognition.  The Company  adopted  SFAS 123R on  January  1, 2006  using a  modified  version  of prospective  application  ("modified prospective  application").  Under modified prospective  application,  as it is applicable to the Company, SFAS 123R applies to new grants and to grants modified, repurchased, or cancelled after January 1, 2006.  Additionally,  compensation  cost for the portion of grants for which the requisite  service has not been  rendered  (generally  referring  to  non-vested grants) that are  outstanding  as of January 1, 2006 must be  recognized  as the remaining  requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation  cost for those earlier grants will be based on the same method and on the same  grant-date fair values  previously  determined  for  the  pro  forma  disclosures  required  for companies that did not adopt the fair value  accounting  method for  stock-based employee compensation.

The Company did not recognize  any gain or loss  resulting  from the  cumulative effect of a change in accounting principle upon adoption of SFAS 123R on January 1, 2006. Based on the stock-based compensation awards outstanding as of December 31,  2005,  for which the  requisite  service  was not fully  rendered  prior to January 1, 2006,  and any  subsequent  option  grants as of March 31, 2006,  the Company expects to recognize total pre-tax  compensation  cost of  approximately $563,000  related to  outstanding  stock option  grants,  of which  $85,000 was recognized  in the first  quarter of 2006,  in  accordance  with the  accounting requirements  of SFAS 123R.  The  after-tax  effect of adopting  SFAS 123R was a reduction of net income of $71,000, and a reduction in diluted  earnings per  share  of  $0.02,  for  the  first  quarter  of  2006.  Future  levels  of  compensation  cost  recognized   related  to stock-based   compensation   awards  may  be  impacted  by  new  awards   and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R.

Reclassifications

Certain amounts previously reported in the 2005 financial statements have been reclassified to conform to the 2006 presentation.  These reclassifications did not affect previously reported net income or  total shareholders’ equity.

NORTH BAY BANCORP
Financial Summary
(in thousands, except per share amounts; unaudited)

	Three months ended
	March 31,
	2006	2005
Net Interest Income	$7,374	$6,624
Provision for loan losses	100	185
Noninterest income	1,047	956
Noninterest expense	5,779	5,035
Provision for income taxes	827	898
Net income	1,715	1,462

Earnings per share:
Basic	$0.42	$0.36
Diluted	$0.40	$0.34
Per Share:
Dividends declared	$0.14	$0.14
Book value at period end	$12.49	$11.09
Tangible book value at period end	$12.31	$11.09

Average common shares outstanding	4,111,968	4,041,189
Average diluted shares outstanding	4,275,593	4,244,287
Shares outstanding at period end	4,120,919	4,077,442
At period end:
Loans, net	$427,169	$397,846
Total assets	611,310	568,320
Total deposits	509,891	489,582
Other borrowings	31,800	19,000
Junior subordinated debt	10,310	10,310
Shareholders' equity	51,450	45,215
Financial Ratios:
During the period (annualized):
Return on assets	1.17%	1.06%
Return on equity	13.43%	13.02%
Net interest margin (1)	5.56%	5.38%
Net loan charge-offs to average loans	0.00%	0.00%
Efficiency ratio (1)	65.85%	65.54%
At period end:
Equity to assets	8.42%	7.96%
Allowance for losses to loans	1.16%	1.07%

1 Fully taxable equivalent (FTE)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As North Bay Bancorp (the "Company") has not commenced any business operations independent of The Vintage Bank (the "Bank"), the following discussion pertains primarily to the Bank. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, investments, income taxes, contingencies and supplemental retirement plan liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. (See Note 1 to Condensed Consolidated Financial Statements – Allowance for Loan Losses).

Results of Operations
The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and the Bank's financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto.

Following is a summary of the components of net income for the periods indicated (dollars in thousands):

	Three months ended
	March 31,
	2006	2005
Net Interest Income	$7,374	$6,624
Provision for loan losses	100	185
Noninterest income	1,047	956
Noninterest expense	5,779	5,035
Provision for income taxes	827	898
Net income	1,715	1,462

The Company had quarterly earnings of $1,715,000, or $0.40 per diluted share, for the three months ended March 31, 2006. These results represent a 17.6% increase from the $0.34 earnings per diluted share reported for the three months ended March 31, 2005 on earnings of $1,462,000. The improvement in results from the year-ago quarter was due to a $750,000 (11.3%) increase in net interest income to $7,374,000, an $85,000 (45.9%) decrease in the provision for loan losses to $100,000, and a $91,000 (9.5%) increase in noninterest income to $1,047,000. These contributing factors were partially offset by a $744,000 (14.8%) increase in noninterest expense to $5,779,000 for the quarter ended March 31, 2006.

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended
	March 31,
	2006	2005
Interest income	$8,953	$7,676
Interest expense	(1,579)	(1,052)
Net interest income	$7,374	$6,624

Average interest-earning assets	$546,143	$503,767

Net interest margin (FTE)	5.56%	5.38%

Net interest income represents the amount by which interest earned on earning assets (primarily loans and investments) exceeds the amount of interest paid on deposits.   Net interest income is a function of volume, interest rates and level of non-accrual loans.  Non-refundable loan origination fees are deferred and amortized into income over the life of the loan.

Net interest income before the provision for loan losses was $7,374,000 and $6,624,000 for the three months ended March 31, 2006 and March 31, 2005, respectively. These results equate to an 11.3% increase in net interest income for the first quarter of 2006 compared to the first quarter of 2005.

Interest and Fee Income
Interest and fee income for the first quarter of 2006 increased $1,277,000 (16.6%) from the first quarter of 2005. The increase was the net effect of a $42,376,000 (8.4%) increase in average balances of interest-earning assets to $546,143,000 and a 51 basis point increase in the yield on those average interest-earning assets to 6.74%. The growth in interest-earning assets was comprised of a $32,334,000 (8.3%) increase in average loan balances to $420,328,000 that was partially offset by a decrease of $15,873,000 (90%) in average balances of Federal funds sold to $1,772,000. The increase in the yield on average interest-earning assets was mainly due to the overall increase in market rates during the first quarter of 2006 compared with the first quarter of 2005.

Interest Expense

Interest expense increased $527,000 (50%) to $1,579,000 in the first quarter of 2006 compared to the year-ago quarter. The average balance of interest-bearing liabilities increased $14,923,000 (4.0%) to $386,751,000 in the first quarter compared to the year-ago quarter. The increase in the average balance of interest-bearing liabilities was concentrated in time deposits (up $5,129,000 or 6.7%), interest-bearing demand deposits (up $4,908,000 or 2.2%), and other borrowings (up $4,154,000 or 21.9%).  In addition, the average balance of noninterest-bearing deposits increased $14,681,000 (10.7%) from the year-ago quarter. The average rate paid on interest-bearing liabilities in the quarter ended March 31, 2006 increased 51 basis points to 1.66% compared to the year-ago quarter. The average rate paid for all categories of interest-bearing liabilities increased from the average rate paid in the year-ago quarter as a result of general market interest rate changes.

Net Interest Margin (FTE)

The following table summarizes the components of the Company’s net interest margin for the periods indicated:

	Three months ended
	March 31,
	2006	2005
Yield on interest-earning assets	6.74%	6.23%
Rate paid on interest-bearing liabilities	1.66%	1.15%
Net interest spread	5.08%	5.08%
Impact of all other net noninterest-bearing funds	0.48%	0.30%
Net interest margin	5.56%	5.38%

The net interest margin in the first quarter of 2006 increased 18 basis points compared to the first quarter of 2005. This increase in net interest margin was mainly due to the 18 basis point increase in the impact of all other net noninterest-bearing funds.

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present, for the periods indicated, information regarding the Company's consolidated average assets, liabilities and shareholders' equity, the amounts of interest income from average interest-earning assets and resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual loans only to the extent cash payments have been received and applied to interest income. Yields on securities have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate (dollars in thousands).

	For the three months ended
	March 31, 2006			March 31, 2005
	Average Balance	Income/ Expense	Average Yield/Rate	Average Balance	Income/ Expense	Average Yield/Rate
Loans (1) (2)	$420,328	$7,672	7.40%	$387,994	$6,600	6.90%
Investment securities:
Taxable	97,953	1,028	4.26%	86,145	835	3.93%
Non-taxable (3)	25,990	231	5.46%	11,883	110	5.69%
Total loans and investment securities	544,271	8,931	6.74%	486,022	7,545	6.34%

Due from banks, time	100	1	4.06%	100	1	4.06%
Federal funds sold	1,772	21	4.81%	17,645	130	2.99%
Total interest-earning assets	546,143	8,953	6.74%	503,767	7,676	6.23%

Cash and due from banks	23,635			35,567
Allowance for loan losses	(4,924)			(4,205)
Premises and equipment, net	9,436			10,221
Accrued interest receivable
and other assets	22,074			14,281

Total assets	$596,364			$559,631

Liabilities and shareholders' equity
Deposits:
Interest bearing demand	$228,591	$593	1.05%	$223,683	387	0.70%
Savings	43,183	44	0.41%	42,451	24	0.23%
Time	81,513	533	2.65%	76,384	340	1.81%
Total Deposits	353,287	1,170	1.34%	$342,518	751	0.89%
Junior subordinated debentures	10,310	227	8.93%	10,310	165	6.49%
Other borrowings	23,154	182	3.19%	19,000	136	2.90%
Total interest bearing liablilities	386,751	1,579	1.66%	371,828	1,052	1.15%

Noninterest bearing DDA	152,314			137,633
Accrued interest payable
and other liabilities	5,495			4,647
Shareholders' equity	51,804			45,523

Total liabilities and
shareholders' equity	$596,364			$559,631

Net interest income		$7,374			$6,624

Net Interest Margin (4)			5.56%			5.38%

(1) Average loans include nonaccrual loans. The Company had $300 in nonaccrual loans during 2006 and none in 2005.
(2) Loan interest income includes loan fee income of $242 and $375 for the three months ended March 31, 2006 and
March 31, 2005, respectfully.

(3) Average yields shown are on a fully taxable-equivalent basis.  On a nonfully-taxable equivalent basis, 2006 the average yield on tax exempt securities in 2006 was 3.60%; in 2005, the average yield was 3.75%

(4) Net interest margin is calculated by dividing net interest income by the average balance of total interest-earning assets for the applicable period.

Summary of Changes in Interest Income and Expense due to Changes in Average Asset & Liability Balances and Yields Earned & Rates Paid

The following tables set forth a summary of the changes in interest income (FTE) and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated.  Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

	Three months ended March 31, 2006
	compared with three months
	ended March 31, 2005
(in thousands)	Volume	Rate	Total
Increase (Decrease) In
Interest and Fee Income
Loans	$551	$521	$1,072
Due from banks, time	-	-	-

Investment Securities:
Taxable	114	79	193
Non-Taxable (1)	130	(9)	121
Federal Funds Sold	(117)	8	(109)
Total Interest and Fee Income	678	599	1,277

Increase (Decrease) In
Interest Expense

Deposits:
Interest Bearing
Transaction Accounts	8	198	206
Savings	0	20	20
Time Deposits	24	169	193
Total Deposits	32	387	419

Junior Subordinated Debentures	(0)	62	62
Other Borrowings	30	16	46
Total Interest Expense	62	465	527
Net Interest Income	$616	$134	$750

(1) The interest earned is taxable-equivalent.

Provision for Loan Losses

The Company provided $100,000 for loan losses in the first quarter of 2006 versus $185,000 in the first quarter of 2005. During the first quarter of 2006 and 2005, the Company recorded $4,000 of net loan charge-offs.

Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated.

	Three months ended
	March 31,
(in thousands)	2006	2005
Service charges and other fees	$500	$523
Increase in cash value of life insurance	$105	$91
Other income	442	342
Total noninterest income	$1,047	$956

Noninterest income for the three months ended March 31, 2006 increased $91,000, or 9.5%, compared to the the same period in the prior year.  Increases in ATM fees, commissions on investment products sold and earnings on non-marketable equity securities contributed to the increase in other income.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

Details of noninterest expense are as follows:

	Three months ended
	March 31, 2006
(in thousands)	2006	2005
Salaries and related benefits	$3,206	$2,724
Occupancy	475	394
Equipment	479	547
Professional services	520	486
Business promotion	250	134
Stationery & supplies	149	124
Insurance	63	71
Other	637	555
Total	$5,779	$5,035

Noninterest expense for the first quarter of 2006 increased $744,000 (14.8%) to $5,779,000 from $5,035,000 in the first quarter of 2005.  The $482,000 (17.7%) increase in salaries and related benefits expense during 2006 compared with 2005 was due to new additions and changes to the senior management team, staffing increases in the risk management, compliance and internal audit functions and $85,000 of stock option expense recorded in the first quarter of 2006 in accordance with SFAS 123R.  The 21% increase in occupancy is due to rent increases on leased premises and higher vacancy rates in a building owned by the Company.

Provision for Income Tax
The effective tax rate for the three months ended March 31, 2006 was 32.5% and reflects a decrease from 38.1% for the three months ended March 31, 2005.  The lower effective tax rate during the first quarter of 2006 was due to a $2 million investment in an affordable housing bond issue near year-end 2005 that generates income tax credits for the Company.

BALANCE SHEET

Total assets as of March 31, 2006 were $611,310,000 compared with $602,697,000 as of year-end 2005, representing a 1.4% increase.  Total deposits declined from $516,393,000 at December 31, 2005 to $509,891,000 at March 31, 2006.  Total loans, net of the allowance for loan losses, grew to $427,169,000 at March 31, 2006 compared to $409,504,000 at December 31, 2005, representing a 4.3% increase.  Investment securities decreased from $124,510,000 at December 31, 2005 to $122,247,000 at March 31, 2006.

Liquidity

The Company's liquidity is determined by the level of assets (such as cash, Federal funds sold, and investments in unpledged marketable securities) that are readily convertible to cash to meet customer withdrawals and credit commitments.  Management reviews the Company’s liquidity position on a regular basis to ensure that it is adequate to meet projected loan funding and potential withdrawal of deposits.  The Company has a comprehensive Asset/Liability Management and Liquidity Policy, which it uses to determine adequate liquidity.  As of March 31, 2006 liquid assets were 20% of total assets, compared with 26% as of March 31, 2005 and is in excess of the minimum limits set in the the Company’s liquidity policy.

Capital Resources

The following summarizes the Bank’s ratios of capital to risk-adjusted assets for the periods indicated:

	At March 31,		At	Minimum
			December 31,	Regulatory
	2006	2005	2005	Requirement
Tier 1 Capital	10.89%	10.37%	11.00%	4.00%
Total Capital	11.87%	11.29%	11.99%	8.00%
Leverage Ratio	9.61%	9.10%	9.11%	4.00%

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of March 31, 2006:

		Less than	1-3	3-5
(in thousands)	Total	one year	years	years	Thereafter

FHLB loan, fixed rate of 2.24%	$5,000	$5,000	$-	$-	$-
payable on April 17, 2006
FHLB loan, fixed rate of 2.83%	5,000	-	5,000	-	-
payable on April 16, 2007
FHLB loan, fixed rate of 3.23%	9,000	-	9,000	-	-
payable on April 14, 2008
Junior subordinated debt, adjustable rate	10,310	-	-	-	10,310
of three-month LIBOR plus 3.45%,
callable in whole or in part by the
Company on a quarterly basis beginning
June 26, 2007, matures June 26, 2032.
Operating lease obligations	3,446	903	1,225	732	586
Other obligations	228	129	99	-	-
Total contractual obligations	$32,984	$6,032	$15,324	$732	$10,896

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk exists primarily in interest rate risk in the balance sheet.  The objective of market risk management is to mitigate an undue adverse impact on earnings and capital arising from changes in interest rates and other market variables. This risk management objective supports the Company’s broad objective of enhancing shareholder value, which encompasses stable earnings growth over time.

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

Interest Rate Risk Management

ALCO monitors interest rate risk quarterly through a variety of modeling techniques that are used to quantify the sensitivity of Net Interest Income (NII) and Economic Value of Equity (EVE) to changes in interest rates.  In managing interest rate risk, ALCO monitors NII sensitivity over a twelve-month time horizon and in response to a variety of interest rate changes.  The Company’s NII policy measure involves a simulation of  NII in which the Company estimates the impact that proportional shifts in the yield curve would have on earnings over a twelve-month horizon, given the projected balance sheet profile.

 Simulation of NII is the primary tool used to measure the Company’s interest rate risk.  The NII simulations use a twelve-month projected balance sheet in order to model the impact of interest rate changes. Assumptions are made to model the future behavior of deposit rates and loan spreads based on management’s outlook and historical experience.

At March 31, 2006, the NII simulation showed modest asset-sensitivity to proportional rate shifts. A +200 basis point proportional shift would raise twelve-month NII by 2. 59 percent, while a similar downward shift would reduce it by 2. 58 percent.  Continued enhancements to the Company’s interest rate risk modeling may make prior-year comparisons of NII less meaningful.

NII Simulation

Estimated Change in
NII
Change in Interest Rates (Basis Points)	(as a % of "flat" NII)
+ 300	3.89%
+ 200	2.59%
+ 100	1.29%
+ 0 (flat)	0.00%
- 100	(1.29%)
- 200	(2.58%)
- 300	(3.86%)

In addition to NII, the Company measures the sensitivity of EVE to interest rate shocks.  EVE is reviewed and monitored for its compliance with ALCO limits.  Consistent with the projected asset-sensitivity of earnings over time, the Company’s EVE shows asset-sensitivity as well.

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

At March 31, 2006 and December 31, 2005, the securities available for sale portfolio totaled $122.2 and $124.5 million, respectively.  The estimated effective duration of the available for sale portfolio was 3.1 at March 31, 2006, compared to 3.0 at December 31, 2005.

Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of  3.1 suggests an expected price decline of approximately 3.1 percent for an immediate one percent increase in interest rates.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation as of March 31, 2006, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms

Changes in Internal Controls:

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

ITEM 1A.

RISK FACTORS

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2.

UNREGISTERD SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

 OTHER INFORMATION

None

ITEM 6.

 EXHIBITS

An index of exhibits begins on page 29.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH BAY BANCORP

A California Corporation

Date: May 10, 2006

/s/ Terry L. Robinson
TERRY L. ROBINSON
President and Chief Executive Officer

Date: May 10, 2006

/s/ Patrick E. Phelan
PATRICK E. PHELAN
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit No.	Description

11	Statement re: computation of per share earnings is included in Note 1 to the unaudited condensed consolidated financial statements of Registrant.
31.1	Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238
31.2	Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238
32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 31.2

CERTIFICATION

I, Terry L. Robinson, certify that:

I have reviewed this quarterly report on Form 10-Q of North Bay Bancorp;  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedure, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

(c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting,  to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  May 10, 2006

/s/ Terry L. Robinson

    TERRY L. ROBINSON

                           President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Patrick E. Phelan, certify that:

I have reviewed this quarterly report on Form 10-Q of North Bay Bancorp;

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedure, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting,  to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  May 10, 2006

/s/ Patrick E. Phelan
PATRICK E. PHELAN
Executive Vice President and Chief Financial Officer

EXHIBIT 32.1

The following certification accompanies North Bay Bancorp’s Quarterly Report on Form 10-Q and is not filed as provided in SEC Release Nos.  33-8212, 34-47551 and IC 25967, dated March 21, 2003.

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q  of North Bay Bancorp for the quarter ended March 31, 2006, I, Terry L. Robinson, President and Chief Executive Officer of North Bay Bancorp, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  that:

(1)

 such Quarterly Report on Form 10-Q of North Bay Bancorp for the quarter ended March 31, 2006, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in such Quarterly Report on Form 10-Q of North Bay Bancorp for the quarter ended March 31, 2006, fairly presents, in all material respects, the financial condition and results of operations of North Bay Bancorp.

Dated:    May 10, 2006

/s/ Terry L. Robinson
TERRY L. ROBINSON
President and Chief Executive Officer

EXHIBIT 32.2

The following certification accompanies North Bay Bancorp’s Quarterly Report on Form 10-Q and is not filed as provided in SEC Release Nos.  33-8212, 34-47551 and IC 25967, dated March 21, 2003.

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q  of North Bay Bancorp for the quarter ended March 31, 2006, I, Patrick E. Phelan, Chief Financial Officer of North Bay Bancorp, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

such Quarterly Report on Form 10-Q of North Bay Bancorp for the quarter ended March 31, 2006, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in such Quarterly Report on Form 10-Q  of North Bay Bancorp for the quarter ended March 31, 2006, fairly presents, in all material respects, the financial condition and results of operations of North Bay Bancorp.

Dated:  May 10, 2006

/s/ Patrick E. Phelan
PATRICK E. PHELAN
Executive Vice President and Chief Financial Officer