Form 10-Q
period 2006-06-30
NORTH BAY BANCORP/CA
filed 2006-08-09
CIK 1102595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2006

Commission File No.  0-31080

NORTH BAY BANCORP

(Exact name of registrant as specified in its charter)

California

68-0434802

    (State or other jurisdiction

(I.R.S. Employer Identification No.)

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

As of August 4, 2006, there were 4,126,116 shares of the registrant’s Common Stock, no par value, outstanding.

North Bay Bancorp

Quarterly Report of Form 10-Q

June 30, 2006

Table of Contents

Page

Forward-Looking Statements

Part I – Financial Information

Item 1.

Financial Statements (Unaudited)

    4

Condensed Consolidated Balance Sheets

    4

Condensed Consolidated Statements of Income

    5

Condensed Consolidated Statements of Comprehensive Income

    6

Condensed Consolidated Statements of Changes in Shareholders’ Equity

   7

Condensed Consolidated Statements of Cash Flows

    8

Notes to Condensed Consolidated Financial Statements

    9

Item 2.

Management’s Discussion and Analysis of Financial Condition

    20

and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

    30

Item 4.

Controls and Procedures

    31

Part II – Other Information

Item 1.

Legal Proceedings

    32

Item 1A.

Risk Factors

    32

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

    32

Item 3.

Defaults Upon Senior Securities

    32

Item 4.

Submission of Matters to a Vote of Security Holders

    32

Item 5.

Other Information

    32

Item 6.

Exhibits

    32

Signatures

    33

Exhibits

    34

FORWARD-LOOKING STATEMENTS

In addition to the historical information, this Quarterly Report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which is subject to the “Safe Harbor” created by those Sections. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome.  The Company’s actual   results could differ   materially   from those   suggested by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, (i) variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, and fee and other noninterest income earned; (ii) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues; (iii) enactment of adverse government regulation; (iv) adverse conditions and volatility, as a result of economic uncertainty created by the United States’ war on terrorism, the war in Iraq,  in the stock market, the public debt market and other capital markets and the impact of such conditions of the Company; (v) continued changes in the interest rate environment may reduce interest margins and adversely impact net interest income; (vi) the ability to satisfy the requirements of the Sarbanes-Oxley Act and other regulations governing internal controls; and (vii) as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company’s business.

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

Part I – Financial Information

Item 1.  Financial Statements

FINANCIAL STATEMENTS

North Bay Bancorp Condensed Consolidated Balance Sheets
(In thousands, except share data; unaudited)

	At June 30,		At December 31,
	2006	2005	2005
Assets
Cash and due from banks	$ 40,451	$ 24,369	$ 28,174
Federal funds sold	-	40,080	7,170
Total cash and cash equivalents	40,451	64,449	35,344

Time deposits with other financial institutions	100	100	100
Investment securities - available for sale	108,395	91,172	124,510
Loans, net of allowance for loan losses of $5,112 in June, 2006, $4,541 in June, 2005
and $4,924 in December, 2005	450,887	396,961	409,956
Loans held-for-sale	-	9,707	-
Premises and equipment, net	9,349	9,731	9,475
Cash value of life insurance	10,259	9,930	10,053
Other intangible assets	682	-	734
Accrued interest receivable and other assets	15,632	8,107	12,525

Total assets	$ 635,755	$ 590,157	$ 602,697

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing	$168,523	$ 152,065	$ 155,320
Interest bearing	313,666	357,596	361,073
Total deposits	482,189	509,661	516,393

Accrued interest payable and other liabilities	5,826	3,958	6,941
Federal funds purchased	12,000	-	-
Other borrowings	73,000	19,000	19,000
Junior subordinated debentures	10,310	10,310	10,310

Total liabilities	583,325	542,929	552,644

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value: 500,000 shares authorized; none issued and outstanding	-	-	-
Common stock, no par value: 15,000,000 shares authorized; 4,126,116, 4,078,935 and 4,100,376 shares issued and outstanding at June 30, 2006, June 30, 2005
and December 31, 2005, respectively	46,074	39,476	39,965
Additional Paid-In Capital	338	-	-
Retained earnings	8,515	7,981	11,566
Accumulated other comprehensive loss	(2,497)	(229)	(1,478)
Total shareholders' equity	52,430	47,228	50,053

Total liabilities and shareholders' equity	$ 635,755	$ 590,157	$ 602,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

North Bay Bancorp Condensed Consolidated Statements of Income
(In thousands, except share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest Income
Loans, including fees	$ 8,320	$ 6,978	$ 15,992	$ 13,578
Investment securities - taxable	977	787	2,005	1,622
Investment securities - tax exempt	228	110	459	220
Federal funds sold	15	210	36	340
Time deposits with other financial institutions	-	-	1	1
Total interest income	9,540	8,085	18,493	15,761

Interest Expense
Deposits	1,285	848	2,455	1,599
Federal funds purchased	47	-	75	-
Other borrowings	658	138	812	274
Junior subordinated debentures	228	185	455	350
Total interest expense	2,218	1,171	3,797	2,223

Net interest income	7,322	6,914	14,696	13,538

Provision for loan losses	100	230	200	415
Net interest income after
provision for loan losses	7,222	6,684	14,496	13,123

Non interest income
Service charges and other fees	518	516	1,018	1,039
Gain on sale of loans	126	-	126	-
Increase in cash value of life insurance	101	85	206	176
Other income	447	480	889	822
Total noninterest income	1,192	1,081	2,239	2,037

Non interest expenses
Salaries and employee benefits	3,154	2,735	6,360	5,459
Occupancy	431	446	906	840
Equipment	489	532	968	1,079
Other	1,703	1,460	3,322	2,830
Total operating expense	5,777	5,173	11,556	10,208

Income before provision for
income taxes	2,637	2,592	5,179	4,952
Provision for income taxes	988	1,007	1,815	1,905

Net income	$ 1,649	$ 1,585	$ 3,364	$ 3,047

Average shares outstanding	4,123,466	4,078,370	4,117,749	4,059,883
Diluted average shares outstanding	4,279,727	4,235,915	4,277,672	4,240,203
Per share data:
Basic earnings per common share:	$ 0.40	$ 0.39	$ 0.82	$ 0.75
Diluted earnings per common share:	$ 0.39	$ 0.37	$ 0.79	$ 0.72
Dividends paid:	$ 0.14	$ -	$ 0.14	$ 0.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

North Bay Bancorp Condensed Consolidated Statements of Comprehensive Income (In thousands; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income	$ 1,649	$ 1,585	$ 3,364	$ 3,047

Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	(1,466)	515	(1,754)	(661)
Tax effect	601	(211)	719	271
Unrealized holding gains (losses) on available-for-sale securities, net of tax	(865)	304	(1,035)	(390)

Minimum pension liability adjustment	13	-	26	-
Tax effect	(5)	-	(10)	-
Minimum pension liability adjustment, net of tax	8	-	16	-
Other comprehensive income (loss)	(857)	304	(1,019)	(390)
Comprehensive income	$ 792	$ 1,889	$ 2,345	$ 2,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

North Bay Bancorp Condensed Consolidated Statements of Changes in Shareholders' Equity (In thousands, except share data; unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2004	3,823,353	$ 33,473	$ -	$ 10,500	$ 161	$ 44,134
Net income	-	-	-	3,047	-	3,047
Other comprehensive income, net of taxes:
Unrealized net losses on investment securities	-	-	-	-	(390)	(390)
Minimum pension liability adjustment, net	-	-	-	-	-	-
Stock dividends declared	193,571	4,996	-	(5,011)	-	(15)
Cash dividends declared $0.14 per share of common stock	-	-	-	(555)	-	(555)
Stock options exercised, including related tax benefits	62,011	1,007	-	-	-	1,007
Balance at June 30, 2005	4,078,935	$ 39,476	$ -	$ 7,981	$ (229)	$ 47,228

Balance at December 31, 2005	3,904,651	$ 39,965	-	$ 11,566	$ (1,478)	$ 50,053
Net income	-	-	-	3,364	-	3,364
Other comprehensive income, net of taxes:
Unrealized net losses on investment securities	-	-	-	-	(1,035)	(1,035)
Minimum pension liability adjustment, net	-	-	-	-	16	16
Stock dividends declared and fractional shares paid	195,725	5,811	-	(5,826)	-	(15)
Cash dividends declared $0.14 per share of common stock	-	-	-	(589)	-	(589)
Stock-based compensation expense recognized in earnings	-	-	186	-	-	186
Stock options excercised, including related tax benefits	25,740	298	152	-	-	450
Balance at June 30, 2006	4,126,116	$ 46,074	$ 338	$ 8,515	$ (2,497)	$ 52,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

North Bay Bancorp
Condensed Consolidated Statements of Cash Flows
(In thousands; unaudited)

	For the six months ended June 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$ 3,364	$ 3,047
Adjustment to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	859	806
Provision for loan losses	200	415
Amortization of deferred loan fees	(380)	(432)
Proceeds from sale of SBA loans	2,178	-
Gain on sale of SBA loans	(126)	-
Proceeds from sale of loans held-for-sale	-	48,434
Purchase of loans held-for-sale	-	(53,537)
Premium (accretion) amortization, net	(3)	28
Stock-based compensation expense	186	-
Tax benefit from stock-based compensation arrangements	(152)	(240)
Increase in cash value of bank-owned life insurance	(206)	(176)
Changes in:
Interest receivable and other assets	(2,579)	(1,488)
Interest payable and other liabilities	(963)	72
Net cash provided by (used in) operating activities	2,378	(3,071)

Cash Flows From Investing Activities:
Investment securities available-for-sale:
Proceeds from maturities and principal payments	14,346	6,453
Purchases	-	(1,533)
Net increase in loans	(42,803)	(22,976)
Capital expenditures	(456)	(236)
Net cash used in investing activities	(28,913)	(18,292)

Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(34,204)	25,168
Proceeds from other borrowings	66,000	-
Stock options exercised	298	767
Tax benefits realized from stock-based compensation arrangements	152	240
Cash dividends and fractional shares paid on common stock	(604)	(570)
Net cash provided by financing activities	31,642	25,605
Net increase in cash and cash equivalents	5,107	4,242
Cash and cash equivalents at beginning of year	35,344	60,207
Cash and cash equivalents at end of period	$ 40,451	$ 64,449

Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$ 3,804	$ 2,198
Cash paid for income taxes	$ 2,340	$ 1,955

Supplemental disclosure of noncash activities:
Unrealized loss on investment securities available for sale	$ (1,754)	$ (661)
Stock dividends paid	$ 5,811	$ 4,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTH BAY BANCORP

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2006

Note 1: General Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three month and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, investments, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The allowance for loan losses, income taxes and supplemental retirement plan liabilities are accounting estimates that materially affect the Company's consolidated financial statements.

Significant Group Concentration of Credit Risk

The Bank concentrates its lending activities in commercial, installment, construction and real estate loans made primarily to businesses and individuals located in Napa and Solano Counties.  The Company has a diversified loan portfolio within the business segments located in this geographical area.  The bank has a concentration in higher risk commercial real estate loans (“CRE”) loans.  Approximately 59% of the Bank’s lending portfolio is classified as CRE.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

Investment Securities

The Company classifies its debt and marketable equity securities into one of two categories:  available-for-sale or held-to-maturity.  Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All other securities are classified as available-for-sale. During the six months ended June 30, 2006, and throughout 2005, the Company did not have any securities classified as held-to-maturity.

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

Loans

Loans are reported at the principal amount outstanding, net of unearned income and the allowance for loan losses. Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan's yield over the estimated life of the loan. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When loans are 90 days past due, but in Management's judgment are well secured and in the process of collection, they may be classified as accrual. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loans are estimated to be fully collectible as to both principal and interest. All impaired loans are classified as nonaccrual loans.  For purposes of this discussion, “loans” shall include all loans and lease contracts that are part of the Company’s portfolio.

Sales and Servicing of SBA Loans

The Company originates loans to customers under a Small Business Administration ("SBA") program that generally provides for SBA guarantees of 70% to 90% of each loan.  On occasion, the Company sells the guaranteed portion of the SBA loan to a third party and retains the unguaranteed portion in its own portfolio.  The Company may be required to refund a portion of the sales premium received if the borrower makes a payment 10 or more days late within 90 days of the settlement date or the loan prepays within 90 days of the settlement date.  As a result, the Company estimates a reserve, based upon historical prepayment and default activity and does not recognizes the entire gain on these loan sales until the 90 day period elapses.  To calculate the gain (loss) on sale, the Company's investment in an SBA loan is allocated among the retained portion of the loan and the sold portion of the loan, based on the relative fair value of each portion.  The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment.  As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan. The Company retains the servicing of the sold SBA loans and receives a 1% servicing fee.  Related servicing assets are immaterial as of June 30, 2006.

Reserve for Unfunded Commitments

The reserve for unfunded commitments is established through a provision for losses - unfunded commitments charged to noninterest expense. The reserve for unfunded commitments is an amount that Management believes will be adequate to absorb probable losses inherent in existing commitments, including unused portions of revolving lines of credits and other loans, standby letters of credits, and unused deposit account overdraft privilege. The reserve for unfunded commitments is based on evaluations of the collectibility and prior loss experience of unfunded commitments. The evaluations take into consideration such factors as changes in the nature and size of the loan portfolio, overall loan portfolio quality, loan concentrations, specific problem loans and related unfunded commitments, and current economic conditions that may affect the borrower's or depositor's ability to pay.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans and deposit related overdrafts are charged against the allowance for loan losses when Management believes that the collectibility of the principal is unlikely.  The allowance is an amount that Management believes will be adequate to absorb probable losses inherent in existing loans and leases, based on evaluations of the collectibility, impairment and prior loss experience of loans and leases. The evaluations take into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The Company defines a loan as impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the allowance for loan losses.

Credit risk is inherent in the business of lending. As a result, the Company maintains an allowance for loan losses to absorb losses inherent in the Company's loan portfolio. This is maintained through periodic charges to earnings. These charges are shown in the Consolidated Income Statements as provision for loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses are immediately known to the Company and, of those that are known, the full extent of the loss may not be quantifiable at that point in time. The balance of the Company's allowance for loan losses is meant to be an estimate of these unknown but probable losses inherent in the portfolio. For purposes of this discussion, "loans" shall include all loans and lease contracts that are part of the Company's portfolio.

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

Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses, which stands at $5,112,000 at June 30, 2006, is adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

 The following tables summarize the activity in the allowance for loan losses for the periods indicated:

	For the three months ended		For the six months ended
(in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Allowance for loan losses:
Balance at beginning of period	$ 5,020	$ 4,317	$ 4,924	$ 4,136
Provision for loan losses	100	230	200	415
Loans charged off	(9)	(6)	(15)	(12)
Recoveries of loans previously charged-off	1	-	3	2
Net Charge-offs	(8)	(6)	(12)	(10)
Balance at end of period	$ 5,112	$ 4,541	$ 5,112	$ 4,541

Allowance for loan losses			$ 5,112	$ 4,541
As a percentage of total loans			1.12%	1.13%

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commercial letters of credit, standby letters of credit, and deposit account overdraft privilege. Such financial instruments are recorded when they are funded and have not materially changed from December 31, 2005.

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

As of June 30, 2006, the Company had identifiable intangible assets consisting of unrecognized prior service costs of the Company’s supplemental retirement plan (minimum pension liability).  This intangible asset is amortized on a straight-line basis over eight years.

The following table summarizes the Company’s minimum pension liability intangible as of June 30, 2006 and December 31, 2005.

	December 31,			June 30,
(in thousands)	2005	Additions	Reductions	2006
Minimum pension liability intangible	$ 734	-	(52)	$ 682

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

Stock-Based Compensation

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), using the modified-prospective   transition   method.   Under  this   transition   method, compensation  cost recognized  during the six months ended June 30, 2006 includes: (a) compensation  cost for all share-based  awards granted prior to, but not yet vested as of, January 1, 2006,  based on the  grant-date  fair value and related service period estimates in accordance with the original  provisions of SFAS 123 and (b)  compensation  cost for all  share-based  awards  granted  subsequent to January 1, 2006,  based on the grant-date fair value and related service periods estimated in accordance  with the provisions of SFAS 123R that have vested during the reporting period.  Under the provisions of the  modified-prospective  transition  method,  results for the three and six months ended June 30, 2005 have not been restated.

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

The Company did not recognize  any gain or loss  resulting  from the  cumulative effect of a change in accounting principle upon adoption of SFAS 123R on January 1, 2006. Based on the stock-based compensation awards outstanding as of December 31,  2005,  for which the  requisite  service  was not fully  rendered  prior to January 1,  2006,  and any  subsequent  option and restricted stock grants as of June 30, 2006,  the Company expects to recognize total pre-tax stock-based compensation  cost of  approximately $1,452,000  related to  outstanding  stock option and restricted stock grants,  of which  $186,000 was recognized  during the six months ended June 30, 2006, and $101,000 during the three months ended June 30, 2006 in  accordance  with the  accounting requirements  of  SFAS 123R.  The  after-tax  effect of adopting SFAS 123R was a reduction of net income of $151,000, and a reduction in diluted  earnings per  share  of  $0.04,  for  the six months ended June 30, 2006.   Future  levels  of  compensation  cost  recognized   related  to stock-based   compensation   awards  may  be  impacted  by  new  awards   and/or modifications, repurchases and cancellations of existing awards.

For the  three  and six months  ended  June 30,  2005, had the compensation  cost for  the Company’s option plans been determined using the fair-value method of SFAS 123, the  Company’s  net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts)		June 30, 2005
		Three months ended	Six months ended
Net income	As reported	$ 1,585	$ 3,047
	Pro forma	$ 1,406	$ 2,787
Basic earnings per share	As reported	$ 0.39	$ 0.75
	Pro forma	$ 0.34	$ 0.69
Diluted earnings per share	As reported	$ 0.37	$ 0.72
	Pro forma	$ 0.33	$ 0.66
Stock-based employee compensation
cost, net of related tax effects,	As reported	$ 0	$ 0
included in net income	Pro forma	$ 179	$ 260

The fair value of employee stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for the six months ended June 30, 2006.

Option-Pricing Model Assumptions:

Dividend yield	0.00%
Expected life (in years)	5.0
Expected volatility	32.52%
Risk-free interest rate	5.03%

In February 2002, the Company  adopted the North Bay Bancorp 2002 Stock Option Plan (2002 Plan) covering officers,  employees,  directors, and certain independent contractors of the Company.  Under the 2002 Plan,  the option price cannot be less than the fair market  value of the  Common  Stock at the date of grant. Options for the 2002 Plan expire no later than the tenth anniversary of the grant date.   Vesting   schedules  under  the  2002  Plan  are  determined individually for each grant.

On May 17, 2006, at the 2006 Annual Meeting of Shareholders, the shareholders of North Bay Bancorp approved amendments to the North Bay Bancorp 2002 Stock Option Plan (the 2002 Plan).  As a result of the amendments, the 2002 Plan is now entitled the North Bay Bancorp Amended and Restated 2002 Incentive Compensation Plan (the “Amended and Restated Plan”).  In addition to certain nonsubstantive changes, the Amended and Restated Plan increases the number of shares of the Company’s Common Stock available for grant and expands the types of equity-based awards that may be granted.  The Amended and Restated Plan will be administered by the Compensation Committee, except that any awards to directors or executive officers of the Company or its affiliates recommended by the Compensation Committee must be approved by the independent members of the Board of Directors of the Company.

The Amended and Restated Plan permits the grant of stock appreciation rights, restricted stock, performance shares and performance units in addition to grants of incentive stock options and non-statutory stock options.  The Amended and Restated Plan has also been amended to increase the number of shares of Common Stock available for grant under the 2002 Plan by 92,664 shares, from 236,540 to 329,204 shares.  As a result, the number of shares available for grant under the Amended and Restated Plan when combined with the number of shares of Common Stock currently subject to outstanding options under the 2002 Plan would equal 840,000 or 20.4% of the current outstanding Common Stock of the Company.

Restricted Common Stock Awards

On June 1, 2006, the Company granted 20,700 shares of restricted common stock to selected officers, which had a fair market value of $28.65 per share on the date of grant. These restricted common stock awards cliff vest on the fifth anniversary of the grant date.  As of June 30, 2006, 20,700 shares of restricted stock are outstanding, nonvested and expected to vest.  The compensation cost that has been charged against income for restricted stock awards was $10,000 for the six months and three months ended , June 30, 2006. The total income tax benefit recognized in the income statement for restricted stock awards was $4,000 for the six months and three months ended June 30, 2006.  At June 30, 2006, the total compensation cost related to nonvested restricted common stock but not yet recognized was $583,000.   Restricted common stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of approximately 4.9 years and will be adjusted for subsequent changes in estimated forfeitures. The intrinsic value of restricted common stock outstanding was $1,000 as of June 30, 2006.

Stock Option Awards

Stock  option  activity  for the six  months  ended June 30, 2006 and 2005 is summarized in the following tables:

					Weighted	Weighted
					Average	Average
	Number	Option Price			Exercise	Fair Value
	of Shares	Per Share			Price	of Grants
Outstanding at December 31, 2005	534,419	$ 9.92	to	$ 27.87	$ 15.47
Options granted	21,800	$ 28.65	to	$ 28.65	$ 28.65	$ 10.32
Options exercised	(26,766)	$ 9.92	to	$ 20.79	$ 11.10
Options forfeited	(4,683)	$ 9.92	to	$ 25.00	$ 19.63
Outstanding at June 30, 2006	524,770	$ 9.92	to	$ 28.65	$ 16.20

Outstanding at December 31, 2004	617,408	$ 9.92	to	$ 24.73	$ 14.74
Options granted	13,125	$ 24.52	to	$ 25.00	$ 24.77	$ 8.97
Options exercised	(65,038)	$ 9.92	to	$ 20.79	$ 11.80
Options forfeited	(11,891)	$ 9.92	to	$ 20.79	$ 16.02
Outstanding at June 30, 2005	553,604	$ 9.92	to	$ 25.00	$ 15.30

During the six  months ended June 30, 2006,  the  intrinsic  value of options exercised  and the  fair  value of  options  that  vested  were  $420,000  and $176,000,  respectively.  21,800 options were granted during the six months ended June 30, 2006.

During the six  months ended June 30, 2005,  the  intrinsic  value of options exercised  and the fair value of options that vested were $1,034,000 and $441,000, respectively.  13,125 options were granted  during the six months ended June 30, 2005.

The total  intrinsic value of stock options  exercised  during the six months ended June 30, 2006 was $420,000 for which no  compensation costs nor tax benefits were previously recognized in equity upon  issuance.  Cash received from the exercise of stock options and the related tax benefit during the six months ended June 30, 2006 totaled $298,000 and $152,000, respectively.

The following table shows the number,  weighted-average  exercise price, and the weighted  average  remaining  contractual life of options  outstanding, and the number and  weighted-average exercise price of options  exercisable as of June 30, 2006 by range of exercise price:

	Outstanding Options			Exercisable Options

Range of		Weighted-Average	Weighted-Average Remaining		Weighted-Average
Exercise Price	Number	Exercise Price	Contractual Term (yrs.)	Number	Exercise Price
$ 9.92-$11.00	131,311	$10.55	4.51	124,036	$10.56
$11.01-$13.00	50,656	$11.62	3.61	50,656	$11.62
$13.01-$15.00	58,995	$14.09	6.24	34,876	$14.08
$15.01-$17.00	94,653	$15.83	7.01	38,687	$15.80
$17.01-$19.00	15,194	$17.12	7.43	6,512	$17.12
$19.01-$23.00	118,678	$20.73	8.32	58,275	$20.75
$23.01-$26.00	26,657	$24.97	8.76	22,109	$25.01
$26.01-$28.65	28,626	$28.42	9.03	6,825	$27.67
	524,770	$16.20	6.48	341,976	$14.81

The following table shows the number, weighted-average exercise price, intrinsic value,  weighted average remaining  contractual life,  average remaining vesting period,  and remaining  compensation  cost to be  recognized  over the remaining vesting  period of  options  exercisable,  options  not yet  exercisable, and total options outstanding as of June 30, 2006:

	Currently	Currently Not	Total
(dollars in thousands except exercise price)	Exercisable	Exercisable	Outstanding
Number of options	341,976	182,794	524,770
Weighted average exercise price	$ 14.81	$ 18.80	$ 16.20
Intrinsic value	$ 4,750	$ 1,810	$ 6,560
Weighted average remaining contractual term (yrs.)	5.90	7.56	6.48

The 182,794 options that are not currently  exercisable as of June 30, 2006 are expected to vest, on a weighted-average basis, over the next 1.80 years, and the Company is expected to recognize $682,000 of compensation costs related to these options as they vest.  The Company expects a forfeiture rate of 5.7% on nonvested options.

Earnings Per Common Share

Basic Earnings per Share (EPS) is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS is computed by dividing net income by weighted average common shares outstanding including the dilutive effects of potential common shares (e.g. stock options and restricted stock).

The following tables reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	(In 000's except share data)
	Net Income	Weighted Average Shares	Per-Share Amount
	For the three months ended June 30, 2006
Basic earnings per share	1,649	4,123,466	$ 0.40
Dilutive effect of stock options		156,261
Diluted earnings per share		4,279,727	$ 0.39

	For the three months ended June 30, 2005
Basic earnings per share	1,585	4,078,370	$ 0.39
Dilutive effect of stock options		157,545
Diluted earnings per share		4,235,915	$ 0.37

	(In 000's except share data)
	Net Income	Weighted Average Shares	Per-Share Amount
	For the six months ended June 30, 2006
Basic earnings per share	3,364	4,117,749	$ 0.82
Dilutive effect of stock options		159,923
Diluted earnings per share		4,277,672	$ 0.79

	For the six months ended June 30, 2005
Basic earnings per share	3,047	4,059,883	$ 0.75
Dilutive effect of stock options		180,320
Diluted earnings per share		4,240,203	$ 0.72

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

The components of accumulated other comprehensive loss, included in shareholders' equity, are as follows:

	June 30,	December 31,
(in thousands)	2006	2005
Net unrealized loss on available-for-sale securities	$ (3,728)	$ (1,956)
Tax effect	1,550	813
Unrealized holding losses on available-for-sale securities, net of tax	(2,178)	(1,143)

Minimum pension liability	(545)	(573)
Tax effect	226	238
Minimum pension liability, net of tax	(319)	(335)
Accumulated other comprehensive loss	$ (2,497)	$ (1,478)

The net unrealized loss on available-for-sale securities at June 30, 2006 increased 90.5% from December 31, 2005 due to market interest rate increases that negatively impacted the market value of the investment portfolio.

Retirement Plans

The Company has supplemental retirement plans covering directors and key executives.  These plans are non-qualified defined benefit plans and the Company’s obligations under the plans are unsecured and unfunded.  The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies to pay the retirement obligations.

The following table sets forth the net periodic benefit cost recognized for the plans:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2006	2005	2006	2005
Components of net periodic benefits cost:
Service cost - benefits earned during the period	$ 42	$ 24	$ 74	$ 48
Interest cost on projected benefit obligation	33	23	66	46
Amortization of prior service cost	26	19	52	38
Amortization of unrecognized loss	15	9	27	18
Net periodic benefit cost	$ 116	$ 75	$ 219	$ 150

During the three months ended June 30, 2006 and 2005, the Company paid out as benefits $10,000 and $8,000, respectively, to participants under the plans.

During the six months ended June 30, 2006 and 2005, the Company paid out as benefits $19,000 and $16,000, respectively, to participants under the plans.  For the year ending December 31, 2006, the Company expects to pay out as benefits $40,000 to participants under the plans.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.  FIN 48 requires that realization of an uncertain income tax position be "more likely than not" before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006.  Management of the Company is currently evaluating the requirements of FIN 48 and the impact this interpretation may have on its financial statements.

Reclassifications

Certain amounts previously reported in the 2005 financial statements have been reclassified to conform to the 2006 presentation.  These reclassifications did not affect previously reported net income or  total shareholders’ equity.

NORTH BAY BANCORP
Financial Summary
(in thousands, except per share amounts; unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Interest Income	$ 7,322	$ 6,914	$ 14,696	$ 13,538
Provision for loan losses	100	230	200	415
Noninterest income	1,192	1,081	2,239	2,037
Noninterest expense	5,777	5,173	11,556	10,208
Provision for income taxes	988	1,007	1,815	1,905
Net income	$ 1,649	$ 1,585	$ 3,364	$ 3,047

Earnings per share:
Basic	$ 0.40	$ 0.39	$ 0.82	$ 0.75
Diluted	$ 0.39	$ 0.37	$ 0.79	$ 0.72
Per Share:
Dividends declared	$ 0.14	$ -	$ 0.14	$ 0.14
Book value at period end	$ 12.71	$ 11.58	$ 12.71	$ 11.58
Tangible book value at period end	$ 12.54	$ 11.58	$ 12.54	$ 11.58

Average common shares outstanding	4,123,466	4,078,370	4,117,749	4,059,883
Average diluted shares outstanding	4,279,727	4,235,915	4,277,672	4,240,203
Shares outstanding at period end	4,126,116	4,078,935	4,126,116	4,078,935
At period end:
Loans, net			$ 450,887	$ 396,961
Total assets			635,755	590,157
Total deposits			482,189	509,661
Federal funds purchased			12,000	-
Other borrowings			73,000	19,000
Junior subordinated debt			10,310	10,310
Shareholders' equity			52,430	47,228
Financial Ratios:
During the period (annualized):
Return on assets	1.07%	1.10%	1.12%	1.09%
Return on equity	11.79%	13.65%	12.91%	13.23%
Net interest margin (1)	5.32%	5.32%	5.43%	5.36%
Net loan charge-offs to average loans	0.01%	0.01%	0.01%	0.01%
Efficiency ratio (1)	65.50%	63.90%	65.67%	64.70%
At period end:
Equity to assets			8.25%	8.00%
Allowance for losses to loans			1.12%	1.13%

(1) Fully taxable equivalent (FTE)

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

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, income taxes, supplemental retirement plan liabilities and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. (See Note 1 to the Condensed Consolidated Financial Statements).

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company’s and the Bank's financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto.

Financial Condition

Total assets increased 7.7% to $635,755,000 as of June 30, 2006 compared to $590,157,000 a year ago.  Loans, net of the allowance for loan losses, grew 13.6% to $450,887,000 at June 30, 2006, up from $396,961,000 as of June 30, 2005.  Commercial and industrial loans increased 44.3% to $105,082,000 while commercial real estate loans grew 6.0% to $268,919,000.  Construction loans decreased 22.8% to $24,682,000 and consumer loans increased 8.2% to $41,868,000.

Asset quality remained excellent at June 30, 2006 with one $44,000 non-performing loan.  The allowance for loan and lease losses was $5,112,000 or 1.12% of loans outstanding, compared to $4,541,000 or 1.13% of loans outstanding at June 30, 2005.  Net charge-offs were $8,000 in the second quarter of 2006 and $12,000 for the first six months of 2006 as compared to $6,000 for the second quarter 2005 and $10,000 for the six months ended June 30, 2005.

Total deposits as of June 30, 2006 decreased 5.4% to $482,189,000 from a year ago.  Time deposits increased 1.2% to $81,487,000 compared to $80,521,000 a year ago.  Money market accounts decreased 32.6% to $89,210,000 from $132,353,000 a year earlier.  Non-interest bearing checking accounts increased 10.8% to $168,523,000 as compared to $152,065,000 a year ago.  Fed Funds Purchased and Other Borrowings combined (wholesale borrowings) have increased $66,000,000 or 347% from $19,000,000 at June 30, 2005 to $85,000,000 at June 30, 2006.  The decrease in interest bearing deposit account balances at June 30, 2006 compared with June 30, 2005 is the result of pricing considerations to maintain the net interest margin during a period of rising interest rates.  Management decided to raise interest bearing deposit account rates at a slower pace than competing financial institutions.  This resulted in a rolloff of interest bearing deposit accounts thereby increasing wholesale borrowings to fund loan growth.  Management is developing a plan to lower the amount of wholesale borrowings which is expected to positively impact the net interest margin.

Book value per share increased 9.8% to $12.71 at June 30, 2006 from  $11.58 at June 30, 2005.

Results of Operations

Following is a summary of the components of net income for the periods indicated (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net interest income	$ 7,322	$ 6,914	$ 14,696	$ 13,538
Provision for loan losses	100	230	200	415
Noninterest income	1,192	1,081	2,239	2,037
Noninterest expense	5,777	5,173	11,556	10,208
Provision for income taxes	988	1,007	1,815	1,905
Net income	$ 1,649	$ 1,585	$ 3,364	$ 3,047

The Company had net income of $1,649,000, or $0.39 per diluted share, for the three months ended June 30, 2006.  These results represent a 4.0% increase from the $0.37 per diluted share reported for the three months ended June 30, 2005 on earnings of $1,585,000.  The improvement in results from the year-ago quarter was due to a $408,000 (5.9%) increase in net interest income to $7,322,000, a $130,000 (56.5%) decrease in the provision for loan losses to $100,000, a $111,000  (10.3%) increase in noninterest income to $1,192,000 and a $19,000 (1.9%) decrease in the provision for income taxes to $988,000.  These contributing factors were partially offset by a $604,000 (11.7%) increase in noninterest expense to $5,777,000.  The provision for loan losses decreased as management funded the allowance for loan losses $100,000 during the second quarter of 2006 compared to $230,000 during the same period in the prior year.  The reduced funding was based upon the evaluation of the adequacy of the allowance for loan losses.  Management believes that the allowance for loan losses is adequately funded at June 30, 2006.

For the six months ended June 30, 2006, the Company had earnings of $3,364,000, or $0.79 per diluted share.  These results represent a 10.4% increase from the $0.72 per diluted share reported for the six months ended June 30, 2005 on earnings of $3,047,000.  The improvement in results from the year-ago period was due to a $1,158,000 (8.6%) increase in net interest income to $14,696,000, a $215,000 (51.8%) decrease in the provision for loan losses to $200,000, a $202,000  (9.9%) increase in noninterest income to $2,239,000 and a $90,000 (4.7%) decrease in the provision for income taxes to $1,815,000.  These contributing factors were partially offset by a $1,348,000 (13.2%) increase in noninterest expense to $11,556,000.  The provision for loan losses decreased as management funded the allowance for loan losses $200,000 during the first half of 2006 compared to $415,000 during the same period in the prior year.  The reduced funding was based upon the evaluation of the adequacy of the allowance for loan losses as noted above.  Management believes that the allowance for loan losses is adequately funded at June 30, 2006.

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income	$ 9,540	$ 8,085	$ 18,493	$ 15,761
Interest expense	(2,218)	(1,171)	(3,797)	(2,223)
Net interest income	$ 7,322	$ 6,914	$ 14,696	$ 13,538

Average interest-earning assets	$ 560,449	$ 525,398	$ 554,519	$ 513,620

Net interest margin (FTE)	5.32%	5.32%	5.43%	5.36%

Net interest income represents the amount by which interest earned on earning assets (primarily loans and investments) exceeds the amount of interest paid on deposits and borrowings.   Net interest income is a function of volume, interest rates and level of non-accrual loans.  Non-refundable loan origination fees are deferred and amortized into income over the life of the loan.

Net interest income before the provision for loan losses was $7,322,000 and $6,914,000 for the three months ended June 30, 2006 and June 30, 2005, respectively.  These results equate to a 5.9% increase in net interest income for the second quarter of 2006 compared to the second quarter of 2005.  For the six months ended June 30, 2006 and 2005, respectively, net interest income before the provision for loan losses was $14,696,000 and $13,538,000.  These results equate to an 8.6% increase in net interest income.

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Interest and Fee Income
Interest and fee income for the second quarter of 2006 increased $1,455,000 (18.0%) from the second quarter of 2005. The increase was the net effect of a $35,051,000 (6.7%) increase in average balances of interest-earning assets to $560,449,000 and a 69 basis point increase in the yield on those average interest-earning assets to 6.91%. The growth in interest-earning assets was comprised of a $36,541,000 (9.0%) increase in average loan balances to $443,008,000 that was partially offset by a decrease of $24,729,000 (95.3%) in average balances of Federal funds sold to $1,225,000 due to strong loan demand and decreases in money market deposit accounts. The increase in the yield on average interest-earning assets was mainly due to the overall increase in market rates during the second quarter of 2006 compared with the second quarter of 2005.

Interest Expense

Interest expense increased $1,047,000 (89%) to $2,218,000 in the second quarter of 2006 compared to the year-ago quarter. The average balance of interest-bearing liabilities increased $22,899,000 (6.0%) to $402,597,000 in the second quarter compared to the year-ago quarter.  Average interest-bearing deposits decreased $19,631,000 (5.6%) and average other borrowings increased $38,672,000 (203.5%).  Increases in average loans and decreases in average deposits has led to increases in average other borrowings.  The average rate paid on interest-bearing liabilities in the quarter ended June 30, 2006 increased 97 basis points to 2.21% compared to the year-ago quarter.  This increase was the result of general market interest rate increases and the increased reliance on wholesale funding sources (other borrowings) due to loan growth and decreases in money market deposits.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Interest and Fee Income
Interest and fee income for the six months ended June 30, 2006 increased $2,732,000 (17.3%) from the six months ended June 30, 2005. The increase was the net effect of a $40,899,000 (8.0%) increase in average balances of interest-earning assets to $554,519,000 and a 58 basis point increase in the yield on those average interest-earning assets to 6.81%. The growth in interest-earning assets was comprised of a $34,451,000 (8.7%) increase in average loan balances to $431,957,000 that was partially offset by a decrease of $20,371,000 (93.2%) in average balances of Federal funds sold to $1,497,000 due to strong loan demand and decreases in money market deposit accounts. The increase in the yield on average interest-earning assets was mainly due to the overall increase in market rates during the six months ended June 30, 2006 compared with the six months ended June 30, 2005.

Interest Expense

Interest expense increased $1,574,000 (70.8%) to $3,797,000 during the six months ended June 30, 2006 compared to the same period in the prior year.  The average balance of interest-bearing liabilities increased $18,810,000 (5.0%) to $394,719,000 during the six months ended June 30, 2006 compared to the same period in the prior year.  Average interest-bearing deposits decreased $4,639,000 (1.3%) and average other borrowings increased $20,308,000 (106.9%).  Increases in average loans and decreases in average deposits has led to increases in average other borrowings.  The average rate paid on interest-bearing liabilities during the six months ended June 30, 2006 increased 75 basis points to 1.94% compared to the year-ago period.  This increase was the result of general market interest rate increases and the increased reliance on wholesale funding sources (other borrowings) due to loan growth and decreases in money market deposits.

Net Interest Margin (FTE)

The following table summarizes the components of the Company’s net interest margin for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Yield on interest-earning assets	6.91%	6.22%	6.81%	6.23%
Rate paid on interest-bearing liabilities	2.21%	1.24%	1.94%	1.19%
Net interest spread	4.70%	4.98%	4.87%	5.04%
Impact of all other net noninterest-bearing funds	0.62%	0.34%	0.56%	0.32%
Net interest margin	5.32%	5.32%	5.43%	5.36%

The net interest margin in the second quarter of 2006 remained unchanged compared to the second quarter of 2005.  A decrease in the net interest spread was offset by an increase in the impact of all other net noninterest-bearing funds.  For the six months ended June 30, 2006, the net interest margin increased to 5.43% as compared to 5.36% during the same period of the prior year.  A decrease in the net interest spread was offset by an increase in the impact of all other net noninterest-bearing funds.

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present, for the periods indicated, information regarding the Company's consolidated average assets, liabilities and shareholders' equity, the amounts of interest income from average interest-earning assets and resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual loans only to the extent cash payments have been received and applied to interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate (dollars in thousands).

	For the three months ended June 30,
	2006			2005
	Average Balance	Income/ Expense	Average Yield/Rate	Average Balance	Income/ Expense	Average Yield/Rate
Loans (1) (2)	$ 443,008	$ 8,320	7.53%	$ 406,467	$ 6,978	6.89%
Investment securities:
Taxable	90,349	977	4.34%	81,021	787	3.90%
Non-taxable (3)	25,767	228	5.38%	11,856	110	5.64%
Total loans and investment securities	559,124	9,525	6.92%	499,344	7,875	6.37%

Time deposits with other financial institutions	100	-	0.00%	100	-	0.00%
Federal funds sold	1,225	15	4.91%	25,954	210	3.25%
Total interest-earning assets	560,449	9,540	6.91%	525,398	8,085	6.22%

Cash and due from banks	28,669			28,175
Allowance for loan losses	(5,087)			(4,388)
Premises and equipment, net	9,318			9,928
Accrued interest receivable
and other assets	24,743			16,838

Total assets	$ 618,092			$ 575,951

Liabilities and shareholders' equity
Deposits:
Interest bearing demand	$ 210,744	$ 625	1.19%	$235,566	445	0.76%
Savings	39,183	59	0.60%	41,490	23	0.22%
Time	80,830	601	2.98%	73,332	380	2.08%
Total Deposits	330,757	1,285	1.56%	$350,388	848	0.97%
Federal funds purchased	3,858	47	4.89%	-	-	-
Other borrowings	57,672	658	4.58%	19,000	138	2.91%
Junior subordinated debentures	10,310	228	8.87%	10,310	185	7.20%
Total interest bearing liablilities	402,597	2,218	2.21%	379,698	1,171	1.24%

Noninterest bearing DDA	153,245			145,789
Accrued interest payable
and other liabilities	6,133			3,879
Shareholders' equity	56,117			46,585

Total liabilities and
shareholders' equity	$ 618,092			$ 575,951

Net interest income		$ 7,322			$ 6,914

Net interest income to average earning assets
Net Interest Margin (4)			5.32%			5.32%

(1) Average loans include nonaccrual loans. The Company had $44 in nonaccrual loans during 2006 and none in 2005.
(2) Loan interest income includes loan fee income of $321 and $267 for the three months ended June 30, 2006 and June 30, 2005, respectfully.
(3) Average yields shown are on a taxable-equivalent basis. On a non-taxable basis, 2006 the average yield on tax exempt securities was 3.55%; in 2005, the average yield on a non-taxable basis was 3.72%.
(4) Net interest margin is calculated by dividing net interest income by the average balance of total interest-earning assets for the applicable period.

	For the six months ended June 30,
	2006			2005
	Average Balance	Income/ Expense	Average Yield/Rate	Average Balance	Income/ Expense	Average Yield/Rate
Loans (1) (2)	$ 431,957	$ 15,992	7.47%	$ 397,506	$ 13,578	6.89%
Investment securities:
Taxable	95,087	2,005	4.25%	82,277	1,622	3.98%
Non-taxable (3)	25,878	459	5.42%	11,869	220	5.66%
Total loans and investment securities	552,922	18,456	6.82%	491,652	15,420	6.37%

Time deposits with other financial institutions	100	1	2.02%	100	1	2.02%
Federal funds sold	1,497	36	4.85%	21,868	340	3.14%
Total interest-earning assets	554,519	18,493	6.81%	513,620	15,761	6.23%

Cash and due from banks	26,166			29,621
Allowance for loan losses	(5,006)			(4,297)
Premises and equipment, net	9,377			10,074
Accrued interest receivable and other assets	22,236			16,686

Total assets	$ 607,292			$ 565,704

Liabilities and shareholders' equity
Deposits:
Interest bearing demand	$ 219,618	$ 1,218	1.12%	$229,788	832	0.73%
Savings	41,172	103	0.50%	41,980	47	0.23%
Time	81,170	1,134	2.82%	74,831	720	1.94%
Total Deposits	341,960	2,455	1.45%	$346,599	1,599	0.93%
Federal funds purchased	3,141	75	4.82%	-
Other borrowings	39,308	812	4.17%	19,000	274	2.91%
Junior subordinated debentures	10,310	455	8.90%	10,310	350	6.85%
Total interest bearing liablilities	394,719	3,797	1.94%	375,909	2,223	1.19%

Noninterest bearing DDA	154,220			139,518
Accrued interest payable and other liabilities	5,816			3,835
Shareholders' equity	52,537			46,442

Total liabilities and shareholders' equity	$ 607,292			$ 565,704

Net interest income		$ 14,696			$ 13,538

Net interest income to average earning assets
Net Interest Margin (4)			5.43%			5.36%

(1) Average loans include nonaccrual loans. The Company had $44 in nonaccrual loans during 2006 and none in 2005.
(2) Loan interest income includes loan fee income of $563 and $642 for the six months ended June 30, 2006 and June 30, 2005, respectfully.
(3) Average yields shown are on a taxable-equivalent basis. On a non-taxable basis, 2006 the average yield on tax exempt securities was 3.58%; in 2005, the average yield on a non-taxable basis was 3.74%.
(4) Net interest margin is calculated by dividing net interest income by the average balance of total interest-earning assets for the applicable period.

Summary of Changes in Interest Income and Expense due to Changes in Average Asset & Liability Balances and Yields Earned & Rates Paid

The following tables set forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated.  Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

	Three months ended June 30, 2006
	compared with three months
	ended June 30, 2005
(in thousands)	Volume	Rate	Total
Increase (Decrease) In
Interest and fee income:
Loans	$ 632	$ 710	$ 1,342
Time deposits with other
financial institutions	-	-	-

Investment securities:
Taxable	91	99	190
Non-taxable (1)	129	(11)	118
Federal funds sold	(200)	5	(195)
Total interest and fee income	652	803	1,455

Increase (decrease) in
Interest expense

Deposits:
Interest bearing
Transaction accounts	(46)	226	180
Savings	(2)	38	36
Time deposits	39	182	221
Total deposits	(9)	446	437

Federal funds purchansed	-	47	47
Other borrowings	280	240	520
Junior subordinated debentures	0	43	43
Total interest expense	271	776	1,047
Net interest income	$ 380	$ 28	$ 408

(1) The interest earned is taxable-equivalent.

	Six months ended June 30, 2006 compared with six months ended June 30, 2005

(in thousands)	Volume	Rate	Total
Increase (decrease) in
Interest and fee income:
Loans	$ 1,181	$ 1,233	$ 2,414
Time deposits with other
financial institutions	-	-	-

Investment securities:
Taxable	255	128	383
Non-taxable (1)	260	(21)	239
Federal funds sold	(317)	13	(304)
Total interest and fee income	1,379	1,353	2,732

Increase (decrease) in
Interest expense

Deposits:
Interest bearing
Transaction accounts	(38)	424	386
Savings	(0)	56	56
Time deposits	61	353	414
Total deposits	23	833	856

Federal funds purchased	-	75	75
Other borrowings	293	245	538
Junior subordinated debentures	0	105	105
Total interest expense	316	1,258	1,574
Net interest income	$ 1,063	$ 95	$ 1,158

Provision for Loan Losses

The Company provided $100,000 for loan losses in the second quarter of 2006 versus $230,000 in the second quarter of 2005.  The Company provided $200,000 for loan losses for the six months ended 2006 versus $415,000 for the six months ended 2005.  Management’s determination of the amount to provide for loan losses was based upon their evaluation of the adequacy of the allowance for loan losses.  Based upon this evaluation, management believes that the allowance for loan losses is adequately funded at June 30, 2006.  During the second quarter of 2006, the Company recorded $8,000 of net loan charge-offs compared to $6,000 for the second quarter of 2005.  For the six months ended June 30, 2006, the Company recorded $12,000 of net loan charge-offs compared to $10,000 for the first six months ended June 30, 2005.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Service charges and other fees	$ 518	$ 516	$ 1,018	$ 1,039
Increase in cash value of life insurance	101	85	206	176
Gain on sale of loans	126	-	126	-
Other income	447	480	889	822
Total noninterest income	$ 1,192	$ 1,081	$ 2,239	$ 2,037

Noninterest income for the three and six months ended June 30, 2006 increased $111,000 (10.3%) and $202,000 (9.9%) respectively, compared to the the same period in the prior year.  The increases in both periods were primarily due to the gain on sale of SBA loans during the second quarter of 2006.  Management intends to continue the practice of selling the guaranteed portion of SBA loans.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Salaries and related benefits	$ 3,154	$ 2,735	$ 6,360	$ 5,459
Occupancy	431	446	906	840
Equipment	489	532	968	1,079
Professional services	554	527	1,074	1,013
Business promotion	108	138	358	272
Stationery & supplies	156	257	305	381
Insurance	31	75	94	146
Other	854	463	1,491	1,018
Total	$ 5,777	$ 5,173	$ 11,556	$ 10,208

Noninterest expense for the second quarter of 2006 increased $604,000 (11.7%) to $5,777,000 from $5,173,000 in the second quarter of 2005.  The $419,000 (15.3%) increase in salaries and related benefits expense was due to new additions and changes to the senior management team, staffing increases in the risk management, compliance and internal audit functions and $101,000 of stock-based compensation expense recorded in the second quarter of 2006 in accordance with SFAS 123R.  Other expenses during the second quarter of 2006 include $90,000 in amortization of an investment in an affordable housing bond that generates tax credits.

Noninterest expense for the six months ended June 30, 2006 increased $1,348,000 (13.2%) to $11,556,000 from $10,208,000 during the six months ended June 30, 2005.  The $901,000 (16.5%) increase in salaries and related benefits expense was due to new additions and changes to the senior management team, staffing increases in the risk management, compliance and internal audit functions and $186,000 of stock-based compensation expense recorded during the six months ended June 30, 2006 in accordance with SFAS 123R.  Other expenses during the six months ended June 30, 2006 include $209,000 in amortization of an investment in an affordable housing bond that generates tax credits.

Provision for Income Taxes
The effective tax rate for the three and six months ended June 30, 2006 was 37.5% and 35.0%, respectively, and reflects a decrease from an effective tax rate of 38.9% and 38.5% for the three and six month periods ended June 30, 2005, respectively.  The lower effective tax rates in 2006 were due to a $2 million investment in an affordable housing bond issue near year-end 2005 that generates income tax credits for the Company.

Liquidity

The Company's liquidity is determined by the level of assets (such as cash, Federal funds sold, and investments in unpledged marketable securities) that are readily convertible to cash to meet customer withdrawals and credit commitments.  Management reviews the Company’s liquidity position on a regular basis to ensure that it is adequate to meet projected loan funding and potential withdrawal of deposits.  The Company has a comprehensive Asset/Liability Management and Liquidity Policy which it uses to determine adequate liquidity.  As of June 30, 2006, liquid assets were 11% of total assets, compared with 20% as of June 30, 2005, and are within the limits set in the the Company’s liquidity policy.  See “Financial Condition” at Item 2 in Management's Discussion and Analysis.

Capital Resources

The following summarizes the Bank’s and Company’s regulatory capital ratios for the periods indicated:

			At	Minimum
	At June 30,		December 31,	Regulatory	Well
The Vintage Bank	2006	2005	2005	Requirement	Capitalized
Tier 1 Risk-Based Capital Ratio	10.75%	10.58%	11.00%	4.00%	6.00%
Total Risk-Based Capital Ratio	11.71%	11.52%	11.99%	8.00%	10.00%
Leverage Ratio	9.62%	9.09%	9.11%	4.00%	5.00%

			At	Minimum
	At June 30,		December 31,	Regulatory	Well
North Bay Bancorp	2006	2005	2005	Requirement	Capitalized
Tier 1 Risk-Based Capital Ratio	11.58%	11.61%	12.02%	4.00%	NA
Total Risk-Based Capital Ratio	12.54%	12.55%	13.01%	8.00%	NA
Leverage Ratio	10.34%	9.88%	9.87%	4.00%	NA

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of June 30, 2006:

		Less than	1-3	3-5
(in thousands)	Total	one year	years	years	Thereafter

FHLB loan, fixed rate of 5.33%	$ 30,000	$ 30,000	$ -	$ -	$ -
payable on June 9, 2007
FHLB loan, fixed rate of 2.83%	5,000	5,000	-	-	-
payable on April 16, 2007
FHLB loan, fixed rate of 3.23%	9,000	-	9,000	-	-
payable on April 14, 2008
Junior subordinated debentures, adjustable rate	10,310	-	-	-	10,310
of three-month LIBOR plus 3.45%,
callable in whole or in part by the
Company on a quarterly basis beginning
June 26, 2007, matures June 26, 2032.
Operating lease obligations	3,215	855	1,155	700	505
Total contractual obligations	$ 57,525	$ 35,855	$ 10,155	$ 700	$ 10,815

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

At June 30, 2006, the NII simulation showed modest asset-sensitivity to proportional rate shifts. A +200 basis point proportional shift would raise twelve-month NII by 1.17 percent, while a similar downward shift would reduce it by 1.23 percent.  Continued enhancements to the Company’s interest rate risk modeling may make prior-year comparisons of NII less meaningful.

NII Simulation

Estimated Change in
NII
Change in Interest Rates (Basis Points)	(as a % of "flat" NII)
+ 300	1.73%
+ 200	1.17%
+ 100	0.59%
+ 0 (flat)	0.00%
- 100	(0.59%)
- 200	(1.23%)
- 300	(1.78%)

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

At June 30, 2006 and December 31, 2005, the securities available for sale portfolio totaled $108.4 and $124.5 million, respectively.  The estimated effective duration of the available for sale portfolio was 3.2 at June 30, 2006, compared to 3.0 at December 31, 2005.  Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of  3.2 suggests an expected price decline of approximately 3.2 percent for an immediate one percent increase in interest rates.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation as of June 30, 2006, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms

Changes in Internal Controls:

There have not been any significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls.

PART 2

OTHER INFORMATION

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to the business of the Company, there are no material pending legal proceedings.

ITEM 1A.

RISK FACTORS

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  However, at June 30, 2006 the Company’s loan-to-deposit ratio is 94.9%.  This exceeds the Company’s internal policy limit of 90% which could effect the ability to fund loans in the future and possibly impact net interest margin and/or net income.

ITEM 2.

UNREGISTERD SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The Seventh Annual Meeting of the shareholders of the Company was held on May 17, 2006.

(b)   Proxies for the meeting were solicited  pursuant to Regulation 14A under  the Act, there were no solicitations in     opposition  to management's nominees as listed in the proxy statement, and all such nominees were elected.

(c)  The North Bay Bancorp Amended and Restated 2002 Incentive Compensation Plan was approved with 1,784,677 affirmative votes.  There were 198,483 negative votes, 14,077 abstaining votes, and 1,113,261 broker non-votes.

(d)  The appointment of KPMG, LLP as the Company's 2006 Independent  Certified Public Accountant was approved with 3,090,551 affirmative votes.  There were 2,303 negative votes, and 17,644 abstaining votes.

(e)  There was no settlement between the Company and any other person terminating any solicitation subject to Rule 14a-11.

ITEM 5.

 OTHER INFORMATION

None

ITEM 6.

 EXHIBITS

An index of exhibits begins on page 34.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH BAY BANCORP

A California Corporation

Date: August 8, 2006

/s/ Terry L. Robinson
TERRY L. ROBINSON
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2006

/s/ Michael W. Wengel
Michael W. Wengel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
Exhibit No.	Description

10.1	Amended and Restated 2002 Incentive Compensation Plan (1)
11	Statement re: computation of per share earnings is included in Note 1 to the unaudited condensed consolidated financial statements of Registrant.
31.1	Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238
31.2	Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238
32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(1) Attached as Exhibit 10.1 to Registration Statement No. 333-134858 filed by
North Bay Bancorp with the Securities and Exchange Commission and incorporated herein by reference.