Form 10-Q
period 2006-09-30
NORTH BAY BANCORP/CA
filed 2006-11-09
CIK 1102595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2006

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

As of November 7, 2006 there were 4,153,633 shares of the registrant’s Common Stock, no par value, outstanding.

North Bay Bancorp

Quarterly Report of Form 10-Q

September 30, 2006

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

The reader is directed to the Company’s annual report on Form 10-K for the year ended December 31, 2005 for further discussion of factors which could affect the Company’s business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.

Part I – Financial Information

Item 1.  Financial Statements

FINANCIAL STATEMENTS

North Bay Bancorp Condensed Consolidated Balance Sheets
(In thousands, except share data; unaudited)

	At September 30,		At December 31,
	2006	2005	2005
Assets
Cash and due from banks	$ 32,716	$ 31,148	$ 28,274
Federal funds sold	15,600	70,745	7,170
Total cash and cash equivalents	48,316	101,893	35,444

Investment securities - available for sale	94,667	106,741	124,510
Loans, net of allowance for loan losses of $5,064 at September 30, 2006, $4,832 at September 30, 2005
and $4,924 at December 31, 2005	469,781	393,294	409,956
Premises and equipment, net	9,763	9,542	9,475
Cash surrender value of life insurance	10,444	10,018	10,053
Other intangible assets	656	-	734
Accrued interest receivable and other assets	15,357	8,555	12,525

Total assets	$ 648,984	$ 630,043	$ 602,697

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing	$ 154,533	$ 166,239	$ 155,320
Interest bearing	317,969	380,611	361,073
Total deposits	472,502	546,850	516,393

Accrued interest payable and other liabilities	6,405	4,763	6,941
Other borrowings	104,000	19,000	19,000
Junior subordinated debentures	10,310	10,310	10,310

Total liabilities	593,217	580,923	552,644

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value: 500,000 shares authorized; none issued and outstanding	-	-	-
Common stock, no par value: 15,000,000 shares authorized; 4,149,164, 3,897,504 and 4,099,883 shares issued and outstanding at September 30, 2006, September 30, 2005
and December 31, 2005, respectively	46,975	39,816	39,965
Retained earnings	10,392	9,799	11,566
Accumulated other comprehensive loss	(1,600)	(495)	(1,478)
Total shareholders' equity	55,767	49,120	50,053

Total liabilities and shareholders' equity	$ 648,984	$ 630,043	$ 602,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

North Bay Bancorp Condensed Consolidated Statements of Income
(In thousands, except share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest Income
Loans, including fees	$ 8,729	$ 7,340	$ 24,720	$ 20,918
Investment securities - taxable	913	921	2,918	2,604
Investment securities - tax exempt	218	121	677	341
Federal funds sold	41	465	78	805
Total interest income	9,901	8,847	28,393	24,668

Interest Expense
Deposits	1,426	1,081	3,880	2,680
Federal funds purchased	40	-	115	-
Other borrowings	1,234	139	2,046	413
Junior subordinated debentures	245	195	701	545
Total interest expense	2,945	1,415	6,742	3,638

Net interest income	6,956	7,432	21,651	21,030

Provision for loan losses	-	300	200	715
Net interest income after
provision for loan losses	6,956	7,132	21,451	20,315

Non interest income
Service charges and other fees	534	540	1,552	1,579
Gain on sale of loans	-	-	126	-
Increase in cash surrender value of life insurance	185	88	391	263
Other income	520	399	1,410	1,163
Total noninterest income	1,239	1,027	3,479	3,005

Non interest expenses
Salaries and employee benefits	3,069	2,763	9,429	8,221
Occupancy	454	477	1,360	1,317
Equipment	464	487	1,431	1,566
Other	1,401	1,484	4,723	4,315
Total operating expense	5,388	5,211	16,943	15,419

Income before provision for
income taxes	2,807	2,948	7,987	7,901
Provision for income taxes	931	1,131	2,745	3,036

Net income	$ 1,876	$ 1,817	$ 5,242	$ 4,865

Average common shares outstanding	4,134,297	4,083,448	4,123,326	4,067,824
Average diluted common shares outstanding	4,296,066	4,263,626	4,283,871	4,248,097
Per share data:
Basic earnings per common share:	$ 0.45	$ 0.44	$ 1.27	$ 1.20
Diluted earnings per common share:	$ 0.44	$ 0.43	$ 1.22	$ 1.15
Dividends paid:	$ -	$ -	$ 0.14	$ 0.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

North Bay Bancorp Condensed Consolidated Statements of Comprehensive Income (In thousands; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Income	$ 1,876	$ 1,817	$ 5,242	$ 4,865

Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	(1,507)	(454)	(247)	(1,122)
Tax effect	618	188	101	466
Unrealized holding gains (losses) on available-for-sale securities, net of tax	(889)	(266)	(146)	(656)

Minimum pension liability adjustment	15	-	41	-
Tax effect	(6)	-	(17)	-
Minimum pension liability adjustment, net of tax	9	-	24	-
Other comprehensive income (loss)	(880)	(266)	(122)	(656)
Comprehensive income	$ 996	$ 1,551	$ 5,120	$ 4,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

North Bay Bancorp Condensed Consolidated Statements of Changes in Shareholders' Equity (In thousands, except share data; unaudited)

				Accumulated
				Other	Total	Total
	Common Stock		Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Equity	Income
Balance at December 31, 2004	3,641,289	$ 33,473	$ 10,500	$ 161	$ 44,134
Net income	-	-	4,865	-	4,865	4,865
Other comprehensive income, net of taxes:
Unrealized net losses on investment securities	-	-	-	(656)	(656)	(656)
Minimum pension liability adjustment, net	-	-	-	-	-	-
Total comprehensive income						$ 4,209
Stock dividend and fractional shares paid	184,353	4,996	(5,011)	-	(15)
Cash dividend at $0.14 per share of common stock	-	-	(555)	-	(555)
Stock options exercised, including related tax benefits $373	71,862	1,347	-	-	1,347
Balance at September 30, 2005	3,897,504	$ 39,816	$ 9,799	$ (495)	$ 49,120

Balance at December 31, 2005	3,904,651	$ 39,965	$ 11,566	$ (1,478)	$ 50,053
Net income	-	-	5,242	-	5,242	5,242
Other comprehensive income, net of taxes:
Unrealized net losses on investment securities	-	-	-	(146)	(146)	(146)
Minimum pension liability adjustment, net	-	-	-	24	24	24
Total comprehensive income						$ 5,120
Stock dividend and fractional shares paid	195,725	5,811	(5,827)	-	(16)
Cash dividend at $0.14 per share of common stock	-	-	(589)	-	(589)
Stock-based compensation expense	-	328	-	-	328
Stock options excercised, including related tax benefits of $281	48,788	871	-	-	871
Balance at September 30, 2006	4,149,164	$ 46,975	$ 10,392	$ (1,600)	$ 55,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

North Bay Bancorp Condensed Consolidated Statements of Cash Flows (In thousands; unaudited)

	For the nine months ended September 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$ 5,242	$ 4,865
Adjustment to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,275	1,153
Provision for loan losses	200	715
Aaccretion of deferred loan fees, net	(431)	(622)
Proceeds from sale of SBA loans	2,178	-
Gain on sale of SBA loans	(126)	-
Proceeds from sale of loans held-for-sale	-	75,886
Purchase of loans held-for-sale	-	(71,282)
Discount (accretion) premium amortization, net	(1)	41
Stock-based compensation expense	328	-
Tax benefit from stock-based compensation arrangements	(59)	-
Increase in cash surrender value of bank-owned life insurance	(391)	-
Gain on sale of investment securities	(18)	-
Loss on disposal of capital assets	75	-
Changes in:		-
Interest receivable and other assets	(3,027)	(2,125)
Interest payable and other liabilities	(255)	636
Net cash provided by operating activities	4,990	9,267

Cash Flows From Investing Activities:
Investment securities available-for-sale:
Proceeds from maturities and principal payments	21,311	9,756
Proceeds from sale of securities	8,301
Purchases	-	(20,871)
Net increase in loans	(61,646)	(19,341)
Capital expenditures	(1,237)	(359)
Net cash used in investing activities	(33,271)	(30,815)

Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(43,891)	62,357
Proceeds from other borrowings	85,000	-
Stock options exercised	590	1,347
Tax benefits realized from stock-based compensation arrangements	59	-
Cash dividends and fractional shares paid on common stock	(605)	(570)
Net cash provided by financing activities	41,153	63,134
Net increase in cash and cash equivalents	12,872	41,586
Cash and cash equivalents at beginning of year	35,444	60,307
Cash and cash equivalents at end of period	$ 48,316	$ 101,893

Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$ 6,071	$ 3,308
Cash paid for income taxes	$ 3,360	$ 3,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTH BAY BANCORP

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2006

Note 1: General Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, all adjustments (consisting solely of recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included.  The interim results for the three month and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Significant Group Concentration of Credit Risk

The Bank concentrates its lending activities in commercial, installment, construction and real estate loans made primarily to businesses and individuals located in Napa and Solano Counties.  The Company has a diversified loan portfolio within the business segments located in this geographical area.  The Bank has a concentration in higher risk commercial real estate loans (“CRE”) loans.  At September, 30 2006, approximately 39% of the Bank’s lending portfolio is classified as CRE (excluding agriculture and owner occupied) and approximately 61% is classified as CRE (including agriculture and owner occupied).

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

Investment Securities

The Company classifies its debt and marketable equity securities into one of two categories:  available-for-sale or held-to-maturity.  Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All other securities are classified as available-for-sale. During the nine months ended September 30, 2006, and throughout 2005, the Company did not have any securities classified as held-to-maturity.

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

Sales and Servicing of SBA Loans

The Company originates loans to customers under a Small Business Administration ("SBA") program that generally provides for SBA guarantees of 70% to 90% of each loan.  On occasion, the Company sells the guaranteed portion of the SBA loan to a third party and retains the unguaranteed portion in its own portfolio.  The Company may be required to refund a portion of the sales premium received if the borrower makes a payment 10 or more days late within 90 days of the settlement date or the loan prepays within 90 days of the settlement date.  As a result, the Company estimates a reserve, based upon historical prepayment and default activity and does not recognizes the entire gain on these loan sales until the 90 day period elapses.  To calculate the gain (loss) on sale, the Company's investment in an SBA loan is allocated among the retained portion of the loan and the sold portion of the loan, based on the relative fair value of each portion.  The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment.  As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan. The Company retains the servicing of the sold SBA loans and receives a 1% servicing fee.  Related servicing assets are immaterial as of September 30, 2006.

Reserve for Unfunded Commitments

The reserve for unfunded commitments is established through a provision for losses - unfunded commitments charged to noninterest expense. The reserve for unfunded commitments is an amount that Management believes will be adequate to absorb probable losses inherent in existing commitments, including unused portions of revolving lines of credit and other loans, standby letters of credit, and unused deposit account overdraft privilege. The reserve for unfunded commitments is based on evaluations of the collectibility and prior loss experience of unfunded commitments. The evaluations take into consideration such factors as changes in the nature and size of the loan portfolio, overall loan portfolio quality, loan concentrations, specific problem loans and related unfunded commitments, and current economic conditions that may affect the borrower's or depositor's ability to pay.

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

Based on the current conditions of the loan portfolio, Management believes that the allowance for loan losses, which stands at $5,064,000 at September 30, 2006, is adequate to absorb probable losses inherent in the Company's loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following tables summarize the activity in the allowance for loan losses for the periods indicated:

	For the three months ended		For the nine months ended
(in thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Allowance for loan losses:
Balance at beginning of period	$ 5,112	$ 4,541	$ 4,924	$ 4,136
Provision for loan losses	-	300	200	715
Loans charged off	(53)	(11)	(68)	(24)
Recoveries of loans previously charged-off	5	2	8	5
Net Charge-offs	(48)	(9)	(60)	(19)
Balance at end of period	$ 5,064	$ 4,832	$ 5,064	$ 4,832

Allowance for loan losses			$ 5,064	$ 4,832
As a percentage of total loans			1.06%	1.21%

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commercial letters of credit, standby letters of credit, and deposit account overdraft privilege. Such financial instruments are recorded when they are funded and have not materially changed from December 31, 2005.

Premises and Equipment

Land is carried at cost. Buildings and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expenses are computed using the straight-line method over the estimated useful lives of the related assets or lease terms, whichever is less. Asset lives range from 3-7 years for furniture and equipment and 10-31years for land improvements and buildings.

Intangible Assets

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and periodically reviewed for impairment.

As of September 30, 2006, the Company had identifiable intangible assets consisting of unrecognized prior service costs of the Company’s supplemental retirement plan (minimum pension liability).  This intangible asset is amortized on a straight-line basis over eight years.

The following table summarizes the Company’s minimum pension liability intangible as of September 30, 2006 and December 31, 2005.

	December 31,			September 30,
(in thousands)	2005	Additions	Reductions	2006
Minimum pension liability intangible	$ 734	-	78	$ 656

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

Stock-Based Compensation

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), using the modified-prospective   transition   method.   Under  this   transition   method, compensation  cost recognized  during the nine months ended September 30, 2006 includes: (a) compensation  cost for all share-based  awards granted prior to, but not yet vested as of, January 1, 2006,  based on the  grant-date  fair value and related service period estimates in accordance with the original  provisions of SFAS 123 and (b)  compensation  cost for all  share-based  awards  granted  subsequent to January 1, 2006,  based on the grant-date fair value and related service periods estimated in accordance  with the provisions of SFAS 123R that have vested during the reporting period.  Under the provisions of the  modified-prospective  transition  method,  results for the three and nine months ended September 30, 2005 have not been restated.

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

The Company did not recognize  any gain or loss  resulting  from the  cumulative effect of a change in accounting principle upon adoption of SFAS 123R on January 1, 2006. Based on the stock-based compensation awards outstanding as of December 31,  2005,  for which the  requisite  service  was not fully  rendered  prior to January 1,  2006,  and any  subsequent  option and restricted stock grants as of September 30, 2006,  the Company expects to recognize total pre-tax stock-based compensation  cost of  approximately $1,065,000 related to  outstanding  stock option and restricted stock grants,  of which  $328,000 was recognized  during the nine months ended September 30, 2006, and $142,000 during the three months ended September 30, 2006 in  accordance  with the  accounting requirements  of  SFAS 123R.  The  after-tax  effect of adopting SFAS 123R was a reduction of net income of $236,000 and a reduction in diluted  earnings per  share  of $.06,  for  the nine months ended September 30, 2006.   Future  levels  of  compensation  cost  recognized   related  to stock-based   compensation   awards  may  be  impacted  by  new  awards   and/or modifications, repurchases and cancellations of existing awards.

For the  three  and nine months  ended  September 30,  2005, had the compensation  cost for  the Company’s option plans been determined using the fair-value method of SFAS 123, the  Company’s  net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share amounts)		September 30, 2005
		Three months ended	Nine months ended
Net income	As reported	$ 1,817	$ 4,865
	Pro forma	$ 1,756	$ 4,566
Basic earnings per share	As reported	$ 0.44	$ 1.20
	Pro forma	$ 0.43	$ 1.12
Diluted earnings per share	As reported	$ 0.43	$ 1.15
	Pro forma	$ 0.41	$ 1.07
Stock-based employee compensation
cost, net of related tax effects,	As reported	$ -	$ -
included in net income	Pro forma	$ 61	$ 299

The fair value of employee stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model.  The following assumptions were used for the nine months ended September 30, 2006:

Option-Pricing Model Assumptions:

Dividend yield	0.52%
Expected life (in years)	4.3
Expected volatility	32.88%
Risk-free interest rate	4.31%

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

The Amended and Restated Plan permits the grant of stock appreciation rights, restricted stock, performance shares and performance units in addition to grants of incentive stock options and non-statutory stock options.  The Amended and Restated Plan has also been amended to increase the number of shares of Common Stock available for grant under the 2002 Plan by 92,664 shares, from 236,540 to 329,204 shares.  As a result, the number of shares available for grant under the Amended and Restated Plan when combined with the number of shares of Common Stock currently subject to outstanding options under the 2002 Plan would equal 840,000 or 20.2% of the current outstanding Common Stock of the Company.

Restricted Common Stock Awards

During the third quarter of 2006, the Company granted 1,250 shares of restricted common stock to selected officers, which had a fair market value of $28.50 per share on the date of grant. These restricted common stock awards cliff vest on the fifth anniversary of the grant date.  As of September 30, 2006, 21,950 shares of restricted stock are outstanding, nonvested and expected to vest.  The compensation cost that has been charged against income for restricted stock awards was $33,000 and $23,000 for the nine months and three months ended , September 30, 2006, respectively. The total income tax benefit recognized in the income statement for restricted stock awards was $14,000 and $10,000 for the nine months and three months ended September 30, 2006, respectively.  At September 30, 2006, the total compensation cost related to nonvested restricted common stock but not yet recognized was $438,000.  The Company expects a forfeiture rate of 25% on non-vested restricted common stock due to the five year cliff vesting.  Restricted common stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of approximately 4.75 years and will be adjusted for subsequent changes in estimated forfeitures. The intrinsic value of restricted common stock outstanding was $587,000 as of September 30, 2006.

Stock Option Awards

Stock  option  activity  for the nine months  ended September 30, 2006 and 2005 is summarized in the following tables:

					Weighted	Weighted
					Average	Average
	Number	Option Price			Exercise	Fair Value
	of Shares	Per Share			Price	of Grants
Outstanding at December 31, 2005	534,419	$ 9.92	to	$ 28.70	$ 15.47
Options granted	31,358	$ 28.65	to	$ 28.70	$ 28.66	$ 10.13
Options exercised	(49,817)	$ 9.92	to	$ 20.79	$ 11.84
Options forfeited	(9,241)	$ 9.92	to	$ 25.00	$ 19.53
Outstanding at September 30, 2006	506,719	$ 9.92	to	$ 28.65	$ 16.49

During the nine months ended September 30, 2006,  the  intrinsic  value of options exercised  and the  fair  value of  options  that  vested  were $778,000  and $220,000,  respectively.  Cash received from the exercise of stock options and the related tax benefit during the nine months ended September 30, 2006 totaled $590,000 and $281,000, respectively.

The following table shows the number,  weighted-average  exercise price, and the weighted  average  remaining  contractual life of options  outstanding, and the number and  weighted-average exercise price of options  exercisable as of September 30, 2006 by range of exercise price:

	Outstanding Options			Exercisable Options

Range of		Weighted-Average	Weighted-Average Remaining		Weighted-Average
Exercise Price	Number	Exercise Price	Contractual Term (yrs.)	Number	Exercise Price
$ 9.92-$11.00	125,482	$10.57	4.25	120,888	$10.59
$11.01-$13.00	37,992	$11.65	3.37	37,992	$11.65
$13.01-$15.00	58,995	$14.09	5.98	43,472	$14.09
$15.01-$17.00	93,403	$15.83	6.75	55,461	$15.81
$17.01-$19.00	15,194	$17.12	7.18	6,512	$17.12
$19.01-$23.00	115,371	$20.73	8.07	56,621	$20.75
$23.01-$26.00	26,657	$24.97	8.51	22,109	$25.01
$26.01-$28.65	33,625	$28.46	8.92	6,825	$27.67
	506,719	$16.49	6.34	349,880	$14.98

The following table shows the number, weighted-average exercise price, intrinsic value,  weighted average remaining  contractual life to be  recognized  over the remaining vesting  period of  options  exercisable,  options  not yet  exercisable, and total options outstanding as of September 30, 2006:

	Currently	Currently Not	Total
	Exercisable	Exercisable	Outstanding
Number of options	349,880	156,839	506,719
Weighted average exercise price	$ 14.98	$ 21.80	$ 16.49
Intrinsic value	$ 4,122,000	$ 1,082,000	$ 5,204,000
Weighted average remaining contractual term (yrs.)	5.79	7.69	6.34

The 156,839 options that are not currently  exercisable as of September 30, 2006 are expected to vest, on a weighted-average basis, over the next 2.69 years, and the Company is expected to recognize $627,000 of compensation costs related to these options as they vest.  The Company expects a forfeiture rate of 6.3% on nonvested options.

Earnings Per Common Share

Basic Earnings per Share (EPS) is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS is computed by dividing net income by weighted average common shares outstanding including the dilutive effects of potential common shares (e.g. stock options and restricted common stock).  Earnings per share data for 2005 has been restated to give effect to the 5% stock dividend declared and paid in the first quarter of 2006.

The following tables reconcile the numerator and denominator of the Basic and Diluted earnings per share computations:

	(In 000's except share data)
	Net Income	Weighted Average Shares	Per-Share Amount
	For the three months ended September 30, 2006
Basic earnings per share	1,876	4,134,297	$ 0.45
Dilutive effect of stock options		161,769
Diluted earnings per share		4,296,066	$ 0.44

	For the three months ended September 30, 2005
Basic earnings per share	1,817	4,083,448	$ 0.44
Dilutive effect of stock options		180,178
Diluted earnings per share		4,263,626	$ 0.43

	(In 000's except share data)
	Net Income	Weighted Average Shares	Per-Share Amount
	For the nine months ended September 30, 2006
Basic earnings per share	5,242	4,123,326	$ 1.27
Dilutive effect of stock options		160,545
Diluted earnings per share		4,283,871	$ 1.22

	For the nine months ended September 30, 2005
Basic earnings per share	4,865	4,067,824	$ 1.20
Dilutive effect of stock options		180,273
Diluted earnings per share		4,248,097	$ 1.15

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

The components of accumulated other comprehensive loss, included in shareholders' equity, are as follows:

	September 30,	December 31,
(in thousands)	2006	2005
Net unrealized loss on available-for-sale securities	$ (2,207)	$ (1,956)
Tax benefit	918	813
Unrealized holding losses on available-for-sale securities, net of tax	(1,289)	(1,143)

Minimum pension liability	(532)	(573)
Tax benefit	221	238
Minimum pension liability, net of tax	(311)	(335)
Accumulated other comprehensive loss	$ (1,600)	$ (1,478)

Retirement Plans

The Company has supplemental retirement plans covering directors and key executives.  These plans are non-qualified defined benefit plans and the Company’s obligations under the plans are unsecured and unfunded.  The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies to pay the retirement obligations.

The following table sets forth the net periodic benefit cost recognized for the plans:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2006	2005	2006	2005
Components of net periodic benefits cost:
Service cost - benefits earned during the period	$ 34	$ 24	$ 102	$ 72
Interest cost on projected benefit obligation	35	23	106	69
Amortization of prior service cost	26	19	78	57
Amortization of unrecognized loss	14	9	41	27
Net periodic benefit cost	$ 109	$ 75	$ 327	$ 225

During the three months ended September 30, 2006 and 2005, the Company paid out as benefits $11,000 and $7,000, respectively, to participants under the plans.

During the nine months ended September 30, 2006 and 2005, the Company paid out as benefits $29,000 and $20,000, respectively, to participants under the plans.  For the year ending December 31, 2006, the Company expects to pay out as benefits $40,000 to participants under the plans.

Borrowings

On September 5, 2006 the Company secured $60 million ($30 million fixed rate of 5.12% payable September 5, 2008 and $30 million fixed rate of 5.07% payable September 8, 2009) in fixed rate borrowings from the Federal Home Loan Bank in an effort to improve the Company’s liquidity position as well as limit its exposure to a further decline in the net interest margin.

Recent Accounting Pronouncements

On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards ("FSP 123R-3"). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, (“SFAS 123R”). We are currently evaluating the available transition alternatives of FSP 123R-3.  We do not believe the adoption of FSP 123R-3 will have a material impact on our financial position, results of operations or cash flows.

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

On September 13, 2006, the Securities and Exchange Commission published Staff Accounting Bulleting No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  The interpretations in this Staff Accounting Bulleting are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet.  This guidance will apply to the first fiscal year ending after November 15, 2006 and early application in interim periods is encouraged.  We do not believe the adoption of SAB 108 will have a material impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.”  SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable.  Following the initial measurement at fair value, the Company is permitted to choose to either subsequently measure servicing assets at fair value and report changes in fair value in earnings, or amortize the servicing assets in proportion to and over the period of estimated net servicing income or loss and periodically assess for impairment.  We do not believe the adoption of SFAS 156 will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This standard requires the Company to recognize in its statement of condition an asset for a plan’s overfunded status or a liability for a plan’s underfunded status.  SFAS No. 158 also requires that the Company measure the Plans’ assets and obligations that determine its funded status as of the end of the fiscal year and to recognize those changes in the year in which the changes occur as a component of other comprehensive income, net of taxes.  We do not believe the adoption of SFAS 158 will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset.  Since the issuance of FASB Technical Bulletin No. 85-4, there has been diversity in practice in the calculation of the amount that could be realized under insurance contracts.  EITF Issue No. 06-5, which is effective January 1, 2007, concludes that the Company should consider any additional amounts (e.g., cash stabilization reserves and deferred acquisition cost taxes) included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized in accordance with FASB Technical Bulletin No. 85-4.  The adoption of EITF Issue No. 06-5 is not expected to have a material impact on the Company’s results of operations and financial condition.

Reclassifications

Certain amounts previously reported in the 2005 financial statements have been reclassified to conform to the 2006 presentation.  These reclassifications did not affect previously reported net income or  total shareholders’ equity.

NORTH BAY BANCORP Financial Summary (in thousands, except per share amounts; unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Interest Income	$ 6,956	$ 7,432	$ 21,651	$ 21,030
Provision for loan losses	-	300	200	715
Noninterest income	1,239	1,027	3,479	3,005
Noninterest expense	5,388	5,211	16,943	15,419
Provision for income taxes	931	1,131	2,745	3,036
Net income	$ 1,876	$ 1,817	$ 5,242	$ 4,865

Earnings per share:
Basic	$ 0.45	$ 0.44	$ 1.27	$ 1.20
Diluted	$ 0.44	$ 0.43	$ 1.22	$ 1.15
Per Share:
Dividends declared	$ -	$ -	$ 0.14	$ 0.14
Book value at period end	$ 13.44	$ 12.00	$ 13.44	$ 12.00
Tangible book value at period end	$ 13.28	$ 12.00	$ 13.28	$ 12.00

Average common shares outstanding	4,134,297	4,083,448	4,123,326	4,067,824
Average diluted shares outstanding	4,296,066	4,263,626	4,283,871	4,248,097
Shares outstanding at period end	4,149,164	4,092,379	4,149,164	4,092,379
At period end:
Loans, net	469,781	393,294	$ 469,781	$ 393,294
Total assets	648,984	630,043	648,984	630,043
Total deposits	472,502	546,850	472,502	546,850
Federal funds purchased	-	-	-	-
Other borrowings	104,000	19,000	104,000	19,000
Junior subordinated debt	10,310	10,310	10,310	10,310
Shareholders' equity	55,767	49,120	55,767	49,120
Financial Ratios:
During the period (annualized):
Return on average assets	1.16%	1.17%	1.13%	1.12%
Return on average equity	13.76%	14.92%	13.33%	13.82%
Net interest margin (1)	4.89%	5.33%	5.24%	5.39%
Net loan to deposits	99.42%	71.92%	99.42%	71.92%
Efficiency ratio (1)	63.06%	60.83%	64.81%	63.33%
At period end:
Equity to assets	8.59%	7.80%	8.59%	7.80%
Allowance for losses to loans	1.06%	1.21%	1.06%	1.21%

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

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses, income taxes, estimated fair value of securities available for sale, supplemental retirement plan liabilities and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. (See Note 1 to the Condensed Consolidated Financial Statements).

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company’s and the Bank's financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto.

Financial Condition

Total assets increased 3.0% to $648,984,000 as of September 30, 2006 compared to $630,043,000 at September 30, 2005.  Loans, net of the allowance for loan losses, grew 19.4% to $469,781,000 at September 30, 2006, up from $393,294,000 as of September 30, 2005.  Commercial and industrial loans increased 49.8% to $118,725,000 while commercial real estate loans grew 12.4% to $278,789,000.  Construction loans decreased 29.8% to $20,494,000 and consumer loans increased 8.6% to $41,948,000.

Total assets increased 7.7% to $648,984,000 as of September 30, 2006 compared to $602,697,000 at December 31, 2005.  Loans, net of the allowance for loan losses, grew 14.6% to $469,781,000 at September 30, 2006, up from $409,956,000 as of December 31, 2005.  Commercial and industrial loans increased 37.2% to $118,725,000 while commercial real estate loans grew 11.6% to $278,789,000.  Construction loans decreased 37.1% to $20,494,000 and consumer loans increased 7.9% to $41,948,000.

Asset quality remained excellent at September 30, 2006 with no non-performing loans.  The allowance for loan and lease losses was $5,064,000 or 1.06% of loans outstanding, compared to $4,832,000 or 1.21% of loans outstanding at September 30, 2005.  Net charge-offs were $48,000 in the third quarter of 2006 and $60,000 for the first nine months of 2006 as compared to $9,000 for the third quarter 2005 and $19,000 for the nine months ended September 30, 2005.

Total deposits as of September 30, 2006 decreased 13.6% to $472,502,000 from September 30, 2005.  Time deposits decreased 2.8% to $82,314,000 compared to $84,710,000 a year ago.  Money market accounts decreased 31.2% to $102,439,000 from $148,938,000 a year earlier.  Non-interest bearing checking accounts decreased 7.0% to $154,533,000 as compared to $166,239,000 a year ago.  Other borrowings have increased $85,000,000 or 447% from $19,000,000 at September 30, 2005 to $104,000,000 at September 30, 2006.  The decrease in interest bearing deposit account balances at September 30, 2006 compared with September 30, 2005 is the result of pricing considerations to maintain the net interest margin during a period of rising interest rates.  Management decided to raise interest bearing deposit account rates at a slower pace than competing financial institutions.  This resulted in a run-off of interest bearing deposit accounts.  As a result the Bank increased wholesale borrowings to fund loan growth.  Management secured $60,000,000 of fixed rate long term borrowings with the Federal Home Loan Bank in an effort to stabilize the Bank’s liquidity position and limit the Bank’s exposure to a further decline in the net interest margin.  In the third quarter of 2006, management increased rates paid on deposits to stabilize the deposit run-off.

Total deposits as of September 30, 2006 decreased 8.5% to $472,502,000 from December 31, 2005.  Time deposits decreased 2.1% to $82,314,000 compared to $84,053,000 at December 31, 2005.  Money market accounts decreased 20.4% to $102,439,000 from $128,684,000 at December 31, 2005.  Non-interest bearing checking accounts decreased .5% to $154,533,000 as compared to $155,320,000 at December 31, 2005.  Other borrowings have increased $85,000,000 or 447% from $19,000,000 at December 31, 2005 to $104,000,000 at September 30, 2006.  The decrease in deposits and the increase in  other borrowings are for the reasons previously described above.

Book value per share increased 6.7% to $13.44 at September 30, 2006 from  $12.60 at September 30, 2005.

Results of Operations

The Company had net income of $1,876,000, or $0.44 per diluted share, for the three months ended September 30, 2006.  These results represent a 2.3% increase in diluted earnings per share from the $0.43 reported for the three months ended September 30, 2005 on earnings of $1,817,000.  The improvement in results from the year-ago quarter was due to a $300,000 (100%) decrease in the provision for loan losses to zero dollars, a $212,000  (20.6%) increase in noninterest income to $1,239,000 and a $200,000 (17.7%) decrease in the provision for income taxes to $931,000.  These contributing factors were partially offset by a $476,000 (6.4%) decrease in net interest income and a $177,000 (3.4%) increase in noninterest expense to $5,388,000.  The provision for loan losses decreased as management did not increase funding of the allowance for loan losses during the third quarter of 2006 based upon its evaluation of the adequacy of the allowance for loan losses.  Management believes that the allowance for loan losses is adequately funded at September 30, 2006.  Classified assets have decreased 24% from June 30, 2006 to September 30, 2006.

For the nine months ended September 30, 2006, the Company had earnings of $5,242,000, or $1.22 per diluted share.  These results represent a 6.1% increase in diluted earnings per share from the $1.15 reported for the nine months ended September 30, 2005 on earnings of $4,865,000.  The improvement in results from the comparable period in the prior year was due to a $621,000 (2.9%) increase in net interest income to $21,651,000, a $515,000 (72.0%) decrease in the provision for loan losses to $200,000, a $474,000  (15.8%) increase in noninterest income to $3,479,000 and a $291,000 (9.6%) decrease in the provision for income taxes to $2,745,000.  These contributing factors were partially offset by a $1,524,000 (9.9%) increase in noninterest expense to $16,943,000.  The provision for loan losses decreased for the reasons previously described above.

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income	$ 9,901	$ 8,847	$ 28,391	$ 24,668
Interest expense	(2,945)	(1,415)	(6,742)	(3,638)
Net interest income	$ 6,956	$ 7,432	$ 21,649	$ 21,030

Average interest-earning assets	$ 573,259	$ 557,968	$ 560,835	$ 525,632

Net interest margin (FTE)	4.89%	5.33%	5.24%	5.39%

Net interest income represents the amount by which interest earned on earning assets (primarily loans and investments) exceeds the amount of interest paid on deposits and borrowings.   Net interest income is a function of volume, interest rates and level of non-accrual loans.  Non-refundable loan origination fees are deferred and amortized into income over the life of the loan.  See Volume /Rate charts in the following section “Summary of Changes in Interest Income and Expense due to Changes in Average Asset & Liability Balances and Yields Earned & Rates Paid” of this report.

Net interest income before the provision for loan losses was $6,956,000 and $7,432,000 for the three months ended September 30, 2006 and September 30, 2005, respectively.  These results equate to a 6.4% decrease in net interest income for the third quarter of 2006 compared to the third quarter of 2005.  For the nine months ended September 30, 2006 and 2005, respectively, net interest income before the provision for loan losses was $21,651,000 and $21,030,000.  These results equate to a 3.0% increase in net interest income.

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Interest and Fee Income

Interest and fee income for the third quarter of 2006 increased $1,054,000 (11.9%) from the third quarter of 2005. The increase was the net effect of a $15,291,000 (2.7%) increase in average balances of interest-earning assets to $573,259,000 and a 60 basis point increase in the yield on those average interest-earning assets to 6.93%. The growth in interest-earning assets was comprised of a $59,752,000 (14.8%) increase in average loan balances to $462,964,000, partially funded by a decrease of $48,823,000 (93.4%) in average balances of Federal funds sold to $3,438,000 due to strong loan demand, and decreases in money market deposit accounts. The increase in the yield on average interest-earning assets was mainly due to the overall increase in market rates during the third quarter of 2006 compared with the third quarter of 2005.

Interest Expense

Interest expense increased $1,530,000 (108.1%) to $2,945,000 in the third quarter of 2006 compared to the year-ago quarter. The average balance of interest-bearing liabilities increased $23,247,000 (5.8%) to $424,935,000 in the third quarter compared to the year-ago quarter.  Average interest-bearing deposits decreased $58,030,000 (15.6%) and average other borrowings increased $78,446,000 (413%).  Increases in average loans and decreases in average deposits have led to increases in average other borrowings.  The average rate paid on interest-bearing liabilities in the quarter ended September 30, 2006 increased 135 basis points to 2.75% compared to the year-ago quarter.  This increase was the result of general market interest rate increases and the increased reliance on wholesale funding sources (other borrowings) due to loan growth and decreases in money market deposits.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Interest and Fee Income

Interest and fee income for the nine months ended September 30, 2006 increased $3,725,000 (15.1%) from the nine months ended September 30, 2005. The increase was the net effect of a $35,203,000 (6.7%) increase in average balances of interest-earning assets to $560,835,000 and a 53 basis point increase in the yield on those average interest-earning assets to 6.85%. The growth in interest-earning assets was comprised of a $45,910,000 (11.6%) increase in average loan balances to $442,406,000 that was partially offset by a decrease of $29,958,000 (93.1%) in average balances of Federal funds sold to $2,218,000 due to strong loan demand and decreases in money market deposit accounts. The increase in the yield on average interest-earning assets was mainly due to the overall increase in market rates during the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005.

Interest Expense

Interest expense increased $3,104,000 (85.3%) to $6,742,000 during the nine months ended September 30, 2006 compared to the same period in the prior year.  The average balance of interest-bearing liabilities increased $20,304,000 (5.3%) to $404,901,000 during the nine months ended September 30, 2006 compared to the same period in the prior year.  Average interest-bearing deposits decreased $22,632,000 (6.4%) and average other borrowings increased $39,900,000 (210%).  Increases in average loans and decreases in average deposits has led to increases in average other borrowings.  The average rate paid on interest-bearing liabilities during the nine months ended September 30, 2006 increased 97 basis points to 2.23% compared to the year-ago period.  This increase was the result of general market interest rate increases and the increased reliance on wholesale funding sources (other borrowings) due to loan growth and decreases in money market deposits.

Net Interest Margin (FTE)

The following table summarizes the components of the Company’s net interest margin for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Yield on interest-earning assets	6.93%	6.33%	6.85%	6.32%
Rate paid on interest-bearing liabilities	2.75%	1.40%	2.23%	1.26%
Net interest spread	4.18%	4.93%	4.62%	5.06%
Impact of all other net noninterest-bearing funds	0.71%	0.40%	0.62%	0.33%
Net interest margin	4.89%	5.33%	5.24%	5.39%

The net interest margin in the third quarter of 2006 decreased to 4.89% as compared to 5.33% during the third quarter of 2005.  A decrease in the net interest spread was offset by an increase in the impact of all other net noninterest-bearing funds.  For the nine months ended September 30, 2006, the net interest margin decreased to 5.24% as compared to 5.39% during the same period of the prior year.  A decrease in the net interest spread was offset by an increase in the impact of all other net noninterest-bearing funds.

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

	Net Interest Margin – For The Three Months Ended
	September 30, 2006			September 30, 2005
	Average Balance	Income/ Expense	Average Yield/Rate	Average Balance	Income/ Expense	Average Yield/Rate
Loans (1) (2)	$ 462,964	$ 8,729	7.48%	$ 403,212	$ 7,340	7.22%
Investment securities:
Taxable	82,054	913	4.41%	89,320	921	4.09%
Non-taxable (FTE) (3)	24,803	218	5.28%	13,175	121	5.52%
Total loans and investment securities	569,821	9,860	6.94%	505,707	8,382	6.62%

Federal funds sold	3,438	41	4.73%	52,261	465	3.53%
Total interest-earning assets	573,259	9,901	6.93%	557,968	8,847	6.33%

Cash and due from banks	34,087			27,618
Allowance for loan losses	(5,096)			(4,646)
Premises and equipment, net	9,614			9,705
Accrued interest receivable
and other assets	27,079			23,561

Total assets	$ 638,943			$ 614,206

Liabilities and shareholders' equity
Deposits:
NOW/savings deposits	$ 135,053	$ 185	0.54%	$145,064	$ 79	0.22%
Money market deposits	100,174	536	2.12%	143,990	507	1.40%
Time certificates of deposits	79,121	705	3.54%	83,324	495	2.36%
Total Deposits	314,348	1,426	1.80%	372,378	1,081	1.15%
Federal Funds Purchased	2,831	40	5.61%	-	-	-
Other borrowings	97,446	1,234	5.02%	19,000	139	2.90%
Junior subordinated debentures	10,310	245	9.43%	10,310	195	7.50%
Total interest bearing liablilities	424,935	2,945	2.75%	401,688	1,415	1.40%

Non-interest bearing demand deposits	153,195			159,939
Accrued interest payable
and other liabilities	6,736			4,267
Shareholders' equity	54,077			48,312

Total liabilities and
shareholders' equity	$ 638,943			$ 614,206

Net interest income		$ 6,956			$ 7,432

Net interest income to average earning assets
Net Interest Margin (FTE) (4)			4.89%			5.33%

(1) Average loans include nonaccrual loans. The Company had $44 in nonaccrual loans during 2006 and none in 2005.
(2) Loan interest income includes loan fee income of $146 and $303 for the three months ended September 30, 2006 and September 30, 2005, respectfully.
(3) Average yields shown are on a taxable-equivalent basis. On a non-taxable basis, 2006 the average yield on tax exempt securities was 3.49%; in 2005, the average yield on a non-taxable basis was 3.64%.
(4) Net interest margin is calculated by dividing net interest income by the average balance of total interest-earning assets for the applicable period.

	Net Interest Margin – For the Nine Months Ended
	September 30, 2006			September 30, 2005
	Average Balance	Income/ Expense	Average Yield/Rate	Average Balance	Income/ Expense	Average Yield/Rate
Loans (1) (2)	$ 442,406	$ 24,720	7.47%	$ 396,496	$ 20,918	7.05%
Investment securities:
Taxable	90,695	2,918	4.30%	84,651	2,604	4.11%
Non-taxable (FTE) (3)	25,516	677	5.37%	12,309	341	6.50%
Total loans and investment securities	558,617	28,315	6.86%	493,456	23,863	6.51%

Federal funds sold	2,218	78	4.70%	32,176	805	3.34%
Total interest-earning assets	560,835	28,393	6.85%	525,632	24,668	6.32%

Cash and due from banks	28,835			28,485
Allowance for loan losses	(5,036)			(4,415)
Premises and equipment, net	9,457			9,950
Accrued interest receivable and other assets	23,867			21,936

Total assets	$ 617,958			$ 518,588

Liabilities and shareholders' equity
Deposits:
NOW/ savings deposits	$ 142,854	$ 512	0.48%	$147,282	$ 253	0.23%
Money market deposits	109,322	1,529	1.87%	130,312	1,212	1.24%
Time certificates of deposits	80,479	1,839	3.06%	77,693	1,215	2.09%
Total Deposits	332,655	3,880	1.56%	355,287	2,680	1.01%
Federal Funds Purchased	3,036	115	5.06%	-	-
Other borrowings	58,900	2,046	4.64%	19,000	413	2.91%
Junior subordinated debentures	10,310	701	9.09%	10,310	545	7.07%
Total interest bearing liablilities	404,901	6,742	2.23%	384,597	3,638	1.26%

Non-interest bearing demand deposits	154,353			145,939
Accrued interest payable and other liabilities	6,127			3,980
Shareholders' equity	52,557			47,072

Total liabilities and shareholders' equity	$ 617,958			$ 581,588

Net interest income		$ 21,651			$ 21,030

Net interest income to average earning assets
Net Interest Margin (FTE) (4)			5.24%			5.39%

(1) Average loans include nonaccrual loans. The Company had $44 in nonaccrual loans during 2006 and none in 2005.
(2) Loan interest income includes loan fee income of $709 and $944 for the six months ended September 30, 2006 and September 30, 2005, respectfully.
(3) Average yields shown are on a taxable-equivalent basis. On a non-taxable basis, 2006 the average yield on tax exempt securities was 3.55%; in 2005, the average yield on a non-taxable basis was 3.70%.
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

	Three months ended September 30, 2006
	compared with three months
	ended September 30, 2005
(in thousands)	Volume	Rate	Total
Increase (decrease) In
Interest and fee income:
Loans	1,085	304	1,389

Investment securities:
Taxable	(104)	96	(8)
Non-taxable (1)	107	(10)	97
Federal funds sold	(434)	10	(424)
Total interest and fee income	653	401	1,054

Increase (decrease) in
Interest expense

Deposits:
Interest bearing
NOW / savings deposits	(4)	110	106
Money market deposits	(154)	183	29
Time certificates of deposits	(24)	234	210
Total deposits	(183)	528	345

Federal funds purchased	-	40	40
Other borrowings	573	522	1,095
Junior subordinated debentures	(0)	50	50
Total interest expense	390	1,140	1,530
Net interest income	263	(739)	(476)

(1) The interest earned is taxable-equivalent.

	Nine months ended September 30, 2006 compared with nine months ended September 30, 2005

(in thousands)	Volume	Rate	Total
Increase (decrease) in
Interest and fee income:
Loans	$ 2,410	$ 1,392	$ 3,802

Investment securities:
Taxable	89	225	314
Non-taxable (1)	364	(28)	336
Federal funds sold	(750)	23	(727)
Total interest and fee income	2,114	1,611	3,725

Increase (decrease) in
Interest expense

Deposits:
Interest bearing
NOW / savings deposits	(7)	266	259
Money market deposits	(198)	515	317
Time certificates of deposit	43	581	624
Total deposits	(162)	1,362	1,200

Federal funds purchased	-	115	115
Other borrowings	869	764	1,633
Junior subordinated debentures	0	156	156
Total interest expense	707	2,397	3,104
Net interest income	$ 1,408	$ (787)	$ 621

(1) The interest earned is taxable-equivalent.

Provision for Loan Losses

The Company made no provision for loan losses in the third quarter of 2006 versus $300,000 provided for in the third quarter of 2005.  The Company provided $200,000 for possible loan losses during the nine months ended 2006 versus $715,000 for the nine months ended 2005.  Management’s determination of the amount to provide for loan losses was based upon their evaluation of the adequacy of the allowance for loan losses.  Based upon this evaluation, management believes that the allowance for loan losses is adequately funded at September 30, 2006.  During the third quarter of 2006, the Company recorded $48,000 of net loan charge-offs compared to $9,000 for the third quarter of 2005.  For the nine months ended September 30, 2006, the Company recorded $60,000 of net loan charge-offs compared to $19,000 for the first nine months ended September 30, 2005.  Classified assets at September 30, 2006 decreased 24% from June 30, 2006.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Service charges and other fees	$ 534	$ 540	$ 1,552	$ 1,579
Increase in cash value of life insurance	185	88	391	263
Gain on sale of loans	-	-	126	-
Other income	520	399	1,410	1,163
Total noninterest income	$ 1,239	$ 1,027	$ 3,479	$ 3,005

Noninterest income for the three and nine months ended September 30, 2006 increased $212,000 (20.6%) and $474,000 (15.8%) respectively, compared to the the same period in the prior year.  The increases in both periods is primarily due to increases in bank owned life insurance income and other non-interest income.  The $126,000 gain on sale of SBA loans during the second quarter of 2006 also increased the nine month period total non-interest income.  Management intends to continue the practice of selling the guaranteed portion of SBA loans.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Salaries and related benefits	$ 3,069	$ 2,763	$ 9,429	$ 8,221
Occupancy	454	477	1,360	1,317
Equipment	464	487	1,431	1,566
Professional services	353	621	1,427	1,634
Business promotion	142	146	501	418
Stationery & supplies	175	128	479	509
Telephone	97	60	252	216
Insurance	64	68	157	214
Other	570	461	1,907	1,324
Total	$ 5,388	$ 5,211	$ 16,943	$ 15,419

Noninterest expense for the third quarter of 2006 increased $177,000 (3.4%) to $5,388,000 from $5,211,000 in the third quarter of 2005.  The $306,000 (11.1%) increase in salaries and related benefits expense was due to new additions and changes to the senior management team, staffing increases in the risk management, compliance and internal audit functions and $142,000 of stock-based compensation expense recorded in the third quarter of 2006 in accordance with SFAS 123R.  Other expenses during the third quarter of 2006 include $90,000 in amortization of an investment in an affordable housing bond that generates tax credits.

Noninterest expense for the nine months ended September 30, 2006 increased $1,524,000 (9.9%) to $16,943,000 from $15,419,000 during the nine months ended September 30, 2005.  The $1,208,000 (14.7%) increase in salaries and related benefits expense was due to new additions and changes to the senior management team, staffing increases in the risk management, compliance and internal audit functions and $328,000 of stock-based compensation expense recorded during the nine months ended September 30, 2006 in accordance with SFAS 123R.  Other expenses during the nine months ended September 30, 2006 include $299,000 in amortization of an investment in an affordable housing bond that generates tax credits.

Provision for Income Taxes

The effective tax rate for the three and nine months ended September 30, 2006 was 33.2% and 34.4%, respectively, and reflects a decrease from an effective tax rate of 38.4% for both the three and nine month periods ended September 30, 2005, respectively.  The lower effective tax rates in 2006 were due to a $2 million investment in an affordable housing bond issueance near year-end 2005 that generates income tax credits for the Company.

Liquidity

The Company's liquidity is determined by the level of assets (such as cash, Federal funds sold, and investments in unpledged marketable securities) that are readily convertible to cash to meet customer withdrawals and credit commitments.  Management reviews the Company’s liquidity position on a regular basis to ensure that it is adequate to meet projected loan funding and potential withdrawal of deposits.  The Company has a comprehensive Asset/Liability Management and Liquidity Policy which it uses to determine adequate liquidity.  As of September 30, 2006, liquid assets were 13% of total assets, compared with 29% as of September 30, 2005, and are within the limits set in the the Company’s liquidity policy.  This decrease was due to strong loan growth during a period of decreasing deposit balances.  See “Financial Condition” at Item 2 in Management's Discussion and Analysis.

Capital Resources

The following summarizes the Bank’s and Company’s regulatory capital ratios for the periods indicated:

			At	Minimum
	At September 30,		December 31,	Regulatory	Well
The Vintage Bank	2006	2005	2005	Requirement	Capitalized
Tier 1 Risk-Based Capital Ratio	11.00%	10.83%	11.00%	4.00%	6.00%
Total Risk-Based Capital Ratio	11.93%	11.82%	11.99%	8.00%	10.00%
Leverage Ratio	9.67%	8.85%	9.11%	4.00%	5.00%

			At	Minimum
	At September 30,		December 31,	Regulatory	Well
North Bay Bancorp	2006	2005	2005	Requirement	Capitalized
Tier 1 Risk-Based Capital Ratio	11.81%	11.88%	12.02%	4.00%	NA
Total Risk-Based Capital Ratio	12.74%	12.87%	13.01%	8.00%	NA
Leverage Ratio	10.38%	9.63%	9.87%	4.00%	NA

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of September 30, 2006:

		Less than	1-3	3-5
(in thousands)	Total	one year	years	years	Thereafter

FHLB loan, fixed rate of 2.83%
payable on April 16, 2007	$ 5,000	$ 5,000	$ -	$ -	$ -
FHLB loan, fixed rate of 5.33%
payable on June 11, 2007	30,000	30,000	-	-	-
FHLB loan, fixed rate of 3.25%
payable on April 14, 2008	9,000	-	9,000	-	-
FHLB loan, fixed rate of 5.12%
payable on September 5, 2008	30,000	-	30,000	-	-
FHLB loan, fixed rate of 5.07%
payable on September 8, 2009	30,000	-	30,000	-	-
Junior subordinated debentures, adjustable rate
of three-month LIBOR plus 3.45%,
callable in whole or in part by the
Company on a quarterly basis beginning
June 26, 2007, matures June 26, 2032.	10,310	-	-	-	10,310
Operating lease obligations	3,490	916	1,237	741	596
Total contractual obligations	$ 117,800	$ 35,916	$ 70,237	$ 741	$ 10,906

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

The Bank’s Board of Directors, through its Asset & Liability Management Committee (ALCO), approves the ALM Policy, which governs the management of market risk and liquidity.  ALCO is responsible for ongoing management of interest rate risk as well as liquidity risk, including formulation of risk management strategies.  The Chief Financial Officer is primarily responsible for the implementation of risk management strategies approved by ALCO and for operating management of market risk through the funding and investment activities of the Company.

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

At September 30, 2006, the NII simulation showed modest asset-sensitivity to proportional rate shifts. A +200 basis point proportional shift would raise twelve-month NII by 1.81%, while a similar downward shift would reduce it by 2.04%.  Continued enhancements to the Company’s interest rate risk modeling may make prior-year comparisons of NII less meaningful.

NII Simulation

Estimated Change in
NII
Change in Interest Rates (Basis Points)	(as a % of "flat" NII)
+ 300	2.67%
+ 200	1.81%
+ 100	0.90%
+ 0 (flat)	0.00%
- 100	(0.96%)
- 200	(2.04%)
- 300	(2.92%)

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

In general, the core balance sheet is relatively asset sensitive, meaning that investments and loans generally re-price more quickly than core deposits. In managing the interest sensitivity of the balance sheet, the Company uses the investment securities portfolio and wholesale borrowings as the primary tools to adjust the risk profile.

At September 30, 2006 and December 31, 2005, the securities available for sale portfolio totaled $94.7 million and $126.5 million, respectively.  The estimated effective duration of the available for sale portfolio was 2.8 at September 30, 2006, compared to 3.0 at December 31, 2005.  Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.8 suggests an expected price decline of approximately 2.8 percent for an immediate one percent increase in interest rates.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation as of September 30, 2006, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 1A.

RISK FACTORS

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  However, at September 30, 2006 the Company’s loan-to-deposit ratio is 99.4%.  This exceeds the Company’s internal policy limit of 90% which could effect the ability to fund loans in the future and possibly impact net interest margin and/or net income.

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

NORTH BAY BANCORP

A California Corporation

Date: November 8, 2006

  /s/  Terry L. Robinson

Terry L. Robinsonl

President and Chief Executive Officer

(Principal Executive Officer)

Date: November 8, 2006

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