Form 10-K
period 2006-12-31
NORTH BAY BANCORP/CA
filed 2007-03-08
CIK 1102595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to            .

Commission file number:  0-31080

NORTH BAY BANCORP

(Exact name of registrant as specified in its charter)

California	68-0434802
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1190 Airport Road, Suite 101, Napa, California 94558

(Address of principal executive offices)

(707) 252-5026

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Shares	Name of Each Exchange on Which Registered
Common Stock, No Par Value	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

Yes   [   ]               No   [X]

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $105,184,380 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class

Outstanding at March 5, 2007

Common Stock, No Par Value

       4,201,600

DOCUMENTS INCORPORATED BY REFERENCE

Document

Parts Into Which Incorporated

Proxy Statement for the 2007 Annual Meeting of Shareholders.

Part III

TABLE OF CONTENTS

PART I

Item 1 – Business

  4

Item 1(A) – Risk Factors

18

Item 1(B) – Unresolved Staff Comments

20

Item 2 – Properties

20

Item 3 – Legal Proceedings

20

Item 4 – Submission of Matters to a Vote of Security Holders

20

PART II

Item 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer

 Repurchases of Equity Securities

21

Item 6 – Selected Financial Data

22

Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

23

Item 7A – Quantitative and Qualitative Disclosure about Market Risk

40

Item 8 – Financial Statements and Supplementary Data

42

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

81

Item 9A – Controls and Procedures

81

Item 9B – Other Information

81

PART III

Item 10 – Directors and Executive Officers of the Registrant

82

Item 11 – Executive Compensation

82

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

82

Item 13 – Certain Relationships and Related Transactions

82

Item 14 – Principal Accountant Fees and Services

82

PART IV

Item 15 – Exhibits and Financial Statement Schedules

83

FORWARD LOOKING STATEMENTS

In addition to the historical information, this Annual Report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “Safe Harbor” created by those Sections. The reader of this Annual Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome.  The Company’s actual results could differ materially from those suggested by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, (i) variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, and fee and other noninterest income earned; (ii) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues; (iii) enactment of adverse government regulation; (iv) adverse conditions and volatility, including  the United States’ war on terrorism, the war in Iraq, in the stock market, the public debt market and other capital markets and the impact of such conditions on the Company; (v) continued changes in the interest rate environment may reduce interest margins and adversely impact net interest income; (vi) the ability to satisfy the requirements of the Sarbanes-Oxley Act and other regulations governing internal controls; (vii) as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Company’s business.

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

PART I

Item 1 - BUSINESS

North Bay Bancorp

North Bay Bancorp (Bancorp or North Bay), headquartered in Napa, California, is a California corporation incorporated in 1999. During 2006, Bancorp was the Holding Company for The Vintage Bank (Bank) and North Bay Statutory Trust I, which are wholly owned subsidiaries, collectively (the Company).  North Bay Statutory Trust I was formed in June 2002 for the purpose of issuing trust preferred securities.  In January 2005, Solano Bank, previously a wholly owned subsidiary of Bancorp, was merged with and into the Bank to simplify the Company’s corporate structure.  Solano Bank is now a division of the Bank.  Bancorp is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to the regulations of, and examination by, the Board of Governors of the Federal Reserve System. At present, Bancorp does not engage in any material business activities other than the ownership of the Bank.

The Vintage Bank

General

The Bank is a California corporation organized as a state chartered bank in 1984. The Bank engages in commercial banking business in Napa County from its main banking office located at 1500 Soscol Avenue in Napa, California. The Bank established a Real Estate Investment Trust (REIT) subsidiary in February 2003.  On December 31, 2006 the Bank dissolved the REIT as the benefit provided by the REIT was less than the costs associated with administering it.  The Bank has nine other banking offices including the Solano Bank division offices.  The Bank is a member of the Federal Reserve System.  The deposits of each depositor of the Bank are insured by the Federal Deposit Insurance Corporation up to the maximum allowed by law.

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

Consolidated Lending Activities

The Bank concentrates its lending activities in commercial, installment, construction, and real estate loans made primarily to businesses and individuals located in Napa and Solano Counties. At December 31, 2006, total loans outstanding were $460,636,000 resulting in a loan-to-deposit ratio of 96%.  At December 31, 2005, total loans outstanding were $414,880,000 resulting in a loan-to-deposit ratio of 80%.

The Bank's lending limit to individual customers was $17,405,000 for secured loans and $10,443,000 for unsecured loans as of December 31, 2006, and $15,336,000 for unsecured and $9,201,000 for unsecured loans as of December 31, 2005. For customers desiring loans in excess of the Bank’s lending limits, the Bank may loan on a participation basis with another bank taking the amount of the loan in excess of Bank’s lending limits.

At December 31, 2006, the Bank’s commercial loans outstanding totaled $104,274,000 (22.64% of total loans), commercial loans secured by real estate totaled $24,592,000 (5.33% of total loans), construction loans totaled $26,602,000  (5.78% of total loans), residential real estate loans totaled $262,403,000 (56.97% of total loans), and installment loans totaled $42,765,000 (9.28% of total loans).  At December 31, 2005, commercial loans outstanding totaled $85,979,000 (20.75% of total loans), commercial loans secured by real estate totaled $23,477,000 (5.65% of total loans), construction loans totaled $32,393,000 (7.82% of total loans), real estate loans totaled $233,723,000 (56.40% of total loans) and installment loans totaled $38,856,000 (9.38% of total loans).

As of December 31, 2006, the total of undisbursed loans and similar commitments was $119,026,000, as contrasted with $143,147,000 as of December 31, 2005.  The Bank takes real estate, listed securities, savings and time deposits, automobiles, machinery and equipment, inventory and accounts receivable as collateral for loans.

The interest rates charged for the various loans made by the Bank vary with the degree of risk and the size and maturity of the loans involved and are generally affected by competition and by current money market rates.

Commercial Loans

The Bank makes commercial loans primarily to professionals, individuals and businesses in the counties of Napa and Solano. The Bank offers a variety of commercial lending products, including revolving lines of credit, working capital loans, equipment financing and issuances of letters of credit. Typically, lines of credit have a floating rate of interest based on the Bank’s Base Rate and are for a term of one year or less. Working capital and equipment loans have a floating or a fixed rate typically with a term of five years or less. Approximately 81% of the Bank’s commercial loans are unsecured or secured by personal property and, therefore, represent a higher risk of ultimate loss than loans secured by real estate. However, as a result of the lending policies and procedures implemented by the Company, management believes it has adequate commercial loan underwriting and review procedures in place to manage the risks inherent in commercial lending. In addition, commercial loans not secured by real estate typically require higher quality credit characteristics to meet underwriting requirements. The remaining 19% of the Bank’s commercial loans are secured by real estate.  See Item 1A. – Risk Factors.

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

Real Estate Construction Loans

The Bank makes loans to finance the construction of commercial, industrial and residential projects and to finance land development.  The Bank’s portfolio is diversified between the categories of residential and commercial construction. This segment of the portfolio represents less than 100% of combined capital and does not require extra monitoring. Construction loans typically have maturities of less than one year, have a floating rate of interest typically based on the Prime Rate as published in the Wall Street Journal  and are secured by first deeds of trust.  Generally, the Bank does not extend credit in an amount greater than 50% of the appraised value of the real estate securing land and land development loans, or in an amount greater than 75% of the appraised value of the real estate securing non-owner occupied residential construction loans and commercial constructions, or 80% of the appraised value in the case of owner occupied residential construction loans.  Commercial loans secured by real estate are generally granted in an amount no greater than 75% of the appraised value.

Installment Loans

Installment loans are made to individuals for household, family and other personal expenditures. These loans typically have fixed rates and have maturities of five years or less.

Lending Policies and Procedures

The Bank’s lending policies and procedures are established by senior management of the Company and are approved by the Boards of Directors of the Bancorp and the Bank.  The Boards of Directors have established internal procedures, which limit loan approval authority of the Bank’s loan officers.  The Board of Directors of the Bank has delegated lending authority to executive officers who in turn have delegated lending authority to selected loan officers.

The Directors’ Loan Committee of the Bank must approve all new loans and loan renewals in excess of specified amounts (excluding savings secured, which is unlimited in amount).  As of December 31, 2006, this included any loan in excess of  $6,000,000 if secured and $3,000,000 if unsecured.

Loans to directors and executive officers of the Bank or its affiliates must be approved in all instances by a majority of the Board of Directors.  In accordance with law, directors and officers are not permitted to participate in the discussion of or to vote on loans made to them or their related interests.  In addition, loans to directors and officers must be made on substantially the same terms, including interest rates and collateral requirements, as those prevailing for comparable transactions with other nonaffiliated persons at the time each loan was made, subject to the limitations and other provisions in California and Federal law.  These loans also must not involve more than the normal risk of collectibility or present other unfavorable terms.   See Supervision and Regulation – Extension of Credit to Insiders.

Consolidated Deposits

Napa County and Solano County currently constitute the Company’s primary service areas and most of the Bank’s deposits are attracted from these areas.  No material portion of the Bank’s deposits have been obtained from a single person or a few persons, the loss of any one or more of which would have a material adverse effect on the business of the Bank. Total deposits as of December 31, 2006 were $475,565,000. Total deposits as of December 31, 2005 were $516,393,000.

Employees

At December 31, 2006, the Company employed 181 persons, 9 of whom were part-time employees, including 5 executive officers and 62 other officers. At December 31, 2005 the Company employed 167 persons, 30 of whom were part-time employees, including 7 executive officers and 40 other officers.  None of the Company’s employees are presently represented by a union or covered under a collective bargaining agreement. Management of the Company believes its employee relations are satisfactory.

Subsequent Events

On January 17, 2007, the Company entered into a Definitive Agreement and Plan of Reorganization (“Agreement”) with Umpqua Holdings Corporation (“Umpqua”).  Under the terms of the Agreement, the company will merge with and into Umpqua, with Umpqua the surviving Company.  The agreement also provides for the Company’s subsidiary bank to be merged with and into Umpqua Bank, with Umpqua Bank the surviving entity.  The Agreement provides for each outstanding common share of the Company to be exchanged for 1.217 shares of Umpqua common stock and for the Company’s outstanding stock options to be converted at the same conversion rate.  Approximately 5.1 million Umpqua common shares are expected to be issued in connection with the merger, which is expected to qualify as a tax-free reorganization.  The transaction is expected to be completed during the second quarter of 2007, subject to the satisfaction of customary conditions, including the favorable vote of the North Bay’s shareholders and the receipt of either regulatory approvals or waiver, as the case may be.

On February 26, 2007, the Board of Directors of North Bay declared a $0.14 per share cash dividend for shareholders of record as of March 8, 2007, payable on March 26, 2007.

The Competition

The banking business in California, generally and in the service areas served by the Bank, specifically, is highly competitive with respect to both loans and deposits and is dominated by a few major banks which have many offices operating over wide geographic areas.  The Bank competes for deposits and loans principally with these major banks, savings and loan associations, finance companies, credit unions and other financial institutions located in the Bank’s market areas. Among the advantages the major banks have over the Bank are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand.  Many of the major commercial banks operating in the Bank’s service areas offer certain services (such as trust and international banking services) which are not offered directly by the Bank and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank.

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

In order to compete with the other financial institutions in their market areas, the Bank relies principally upon local promotional activity, personal contacts by its officers, directors, employees and Company shareholders, and specialized services.  In conjunction with the Bank’s business plan to serve the financial needs of local residents and small-to medium–sized businesses, it also relies on officer calling programs to existing and prospective customers, focusing its overall marketing efforts towards its local communities.  The Bank’s promotional activities emphasize the advantages of dealing with a locally owned and headquartered institution sensitive to the particular needs of its local communities.  For customers whose loan demands exceed the Bank’s lending limit, the Bank attempts to arrange for such loans on a participation basis with other financial institutions.

The Bank’s strategy for meeting the competition has been to maintain a sound capital base and liquidity position, employ experienced management, concentrate on particular segments of the market and offer customers a degree of personal attention that, in the opinion of management, is not generally available through the Bank’s larger competitors.

Supervision And Regulation

A.

General

North Bay

North Bay, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended, and is registered with and subject to the supervision of the Board of Governors of the Federal Reserve System (“the Federal Reserve”).  It is the policy of the Federal Reserve that each bank holding company serve as a source of financial and managerial strength to its subsidiary banks.  The Federal Reserve has the authority to examine North Bay.

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

North Bay may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries, with the exception of certain activities which, in the opinion of the Federal Reserve, are so closely related to banking or to managing or controlling banks as to be incidental to banking.  The Gramm-Leach-Bliley Act, federal legislation enacted in 2000, offers bank holding companies an opportunity to broaden the scope of activities engaged in by electing to be treated as a financial holding company.  A financial holding company enjoys broader powers than a bank holding company, specifically including the ability to own securities and insurance companies in addition to financial institutions.  North Bay currently is not a financial holding company.  North Bay is generally prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless that company is engaged in such authorized activities and the Federal Reserve approves the acquisition.

North Bay and its subsidiaries are prohibited from engaging in certain tie in arrangements in connection with any extension of credit, sale or lease of property or provision of services.  For example, with certain exceptions The Vintage Bank  may not condition an extension of credit on a customer obtaining other services provided by it, North Bay or any other subsidiary, or on a promise by the customer not to obtain other services from a competitor.  In addition, federal law imposes certain restrictions on transactions between The Vintage Bank and its affiliates.  As affiliates, The Vintage Bank and North Bay are subject, with certain exceptions, to the provisions of federal law imposing limitations on and requiring collateral for extensions of credit by The Vintage Bank to any affiliate.

The Bank

As a California state chartered bank , The Vintage Bank is subject to regulation, supervision and periodic examination by the California Department of Financial Institutions. As a member of the Federal Reserve System, The Vintage Bank  is also subject to regulation, supervision and periodic examination by the Federal Reserve Bank of San Francisco. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases. Insured banks are subject to FDIC regulations applicable to all insured institutions.

The regulations of these state and federal bank regulatory agencies govern, or will govern,  most aspects of  the Bank’s businesses and operations, including but not limited to, the scope of their business, its investments, its reserves against deposits, the nature and amount of any collateral for loans, the timing of availability of deposited funds, the issuance of securities, the payment of dividends, bank expansion and bank activities, including real estate development and insurance activities, and the payment of interest on certain deposits. The Vintage Bank is also subject to the requirements and restrictions of various consumer laws, regulations and the Community Reinvestment Act.

B.

Payment of Dividends

North Bay Bancorp

The shareholders of North Bay are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California Corporations Code.  At December 31, 2006, North Bay had no outstanding shares of preferred stock.

Subject to certain exceptions and limitations, the Company may, from time to time, defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the Trust Preferred Securities and, with certain exceptions, prevent the Company from declaring or paying cash distributions on the Company’s common stock or debt securities that rank junior to the subordinated debentures.

The principal sources of cash revenue to North Bay are dividends and management fees received from The Vintage Bank. The Bank’s ability to make dividend payments, loans or transfer assets to North Bay is subject to state and federal regulatory restrictions.

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

Federal Reserve regulations also govern the payment of dividends by a state member bank.  Under Federal Reserve regulations, dividends may not be paid unless both capital and earnings limitations have been met.  First, no dividend may be paid if it would result in a withdrawal of capital or exceed the member bank’s net profits then on hand, after deducting its losses and bad debts.  Exceptions to this limitation are available only upon the prior approval of the Federal Reserve and the approval of two-thirds of the member bank’s shareholders.  Second, a state member bank may not pay a dividend without the prior written approval of the Federal Reserve if the total of all dividends declared in one year exceeds the total of net profits for that year plus the preceding two calendar years, less any required transfers to surplus under state or federal law.

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

Accordingly, the future payment of cash dividends by The Vintage Bank to North Bay will generally depend not only on the Bank’s earnings during any fiscal period but also on the Bank’s meeting certain capital requirements and the maintenance of adequate allowances for loan and lease losses.

C.

Change in Control

The Bank Holding Company Act of 1956, as amended and the Change in Bank Control Act of 1978, as amended, together with regulations of the Federal Reserve, require that, depending on the particular circumstances, either Federal Reserve approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or company acquiring “control” of a state member bank, such as the Bank, subject to exemptions for some transactions.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank.  Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or no other person will own a greater percentage of that class of voting securities immediately after the transaction.

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

A member bank that does not achieve and maintain the required capital levels may be issued a capital directive by the Federal Reserve to ensure the maintenance of required capital levels. As discussed above, the Company and the Bank are required to maintain certain levels of capital. The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company on a consolidated basis as of December 31, 2006 follow:

					To Be Wekk Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
TOTAL RISK BASED CAPITAL
(TOTAL RISK BASED CAPITAL TO RISK WEIGHTED ASSETS)
Consolidated	$74,913	13.70%	$43,750	>8.00%	N/A	N/A
The Vintage Bank	70,252	12.85%	43,733	>8.00%	54,677	10.00%
CORE CAPITAL (TIER 1 CAPITAL TO RISK WEIGHTED ASSETS)
Consolidated	$69,719	12.75%	$21,875	>4.00%	N/A	N/A
The Vintage Bank	65,058	11.90%	21,867	>4.00%	32,800	6.00%
LEVERAGE RATIO (TIER 1 CAPITAL TO AVERAGE ASSETS)
Consolidated	$69,719	10.50%	$26,548	>4.00%	N/A	N/A
The Vintage Bank	65,058	9.87%	26,362	>4.00%	32,952	5.00%

Imposition of Liability for Undercapitalized Subsidiaries.

Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels.  In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan.  The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount.  Any such guarantee from a depository institutions holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.”  The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan.  For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

E.

Impact of Monetary Policies

The earnings and growth of the Bank are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.  The earnings of the Bank are affected not only by general economic conditions but also by the monetary and fiscal policies of the United States and federal agencies, particularly the Federal Reserve.  The Federal Reserve can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States Government securities and by its control of the discount rates applicable to borrowings by banks from the Federal Reserve System.  The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and affect the interest rates charged on loans and paid on deposits.  The Federal Reserve’s policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future.  The nature and timing of any future changes in monetary policies are not predictable.

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

•

initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•

annual notices of their privacy policies to current customers; and

•

a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

As of December 31, 2006, the Bank was in compliance with the privacy provisions of the Gramm-Leach-Bliley Act and the implementing regulations promulgated by the Federal Reserve, and subsequently, as necessary, has updated and enhanced its procedure and practice in this critical area.

Safeguarding Confidential Customer Information.

Under Title V of the Gramm-Leach-Bliley Act, financial institutions are required to establish an information security program to:

•

identify and assess the risks that may threaten customer information;

•

develop a written plan containing policies and procedures to manage and control these risks;

•

implement and test the plan; and

•

adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security.

The Bank has implemented a security program appropriate to its size and complexity and the nature and scope of its operations.

H.

Bank Secrecy Act

The Bank Secrecy Act (“BSA”) was enacted by Congress to combat money laundering, the process of converting cash proceeds from illegal activities, primarily drug dealing and international terrorism, into financial assets that appear legitimate.  The purpose of the BSA is to “require certain reports and records where they have a high degree of usefulness in criminal, tax, or regulatory proceedings”.  The BSA has recently been enhanced by the provisions of the USA PATRIOT Act, which is discussed below.

Under the BSA, a financial institution must have a written BSA compliance program and policies. The major provisions of the BSA, applicable to the Bank, require banks to:

•

Report any transaction which results in cash into or out of the financial institution in an amount over $10,000 to the Internal Revenue Service (“IRS”);

•

Obtain and maintain certain identifying information about any purchaser of a bank check or draft, cashier’s check, money order, or traveler’s check for $3,000 or more;

•

Retain all records required by the BSA  for five years in such a way as to be accessible within a reasonable period of time;

•

Establish a Customer Identification Program; and

•

Report certain suspicious activities related to the BSA to the Financial Crimes Enforcement Network (“FinCen”).

The Bank has adopted a BSA compliance program and policies that comply with the provisions of the BSA.

I.

Community Reinvestment Act Sunshine Requirements.

CRA Sunshine regulations require nongovernmental entities or persons and insured depository institutions and affiliates that are parties to written agreements made in connection with the fulfillment of the institution’s CRA obligations to make available to the public and the federal banking agencies a copy of each such agreement.  The regulations impose annual reporting requirements concerning the disbursement, receipt and use of funds or other resources under each such agreement.

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

The Community Reinvestment Act (“CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank's record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” The Vintage Bank was examined as of July 11, 2005 and was rated satisfactory.

The Equal Credit Opportunity Act (“ECOA”) generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act (“TILA”) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act (“FH Act”) regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Home Mortgage Disclosure Act (“HMDA”) grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

Finally, the Real Estate Settlement Procedures Act (“RESPA”) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other penalties.

Due to heightened regulatory concern related to compliance with the CRA, TILA, FH Act, ECOA, HMDA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

K.

Premiums for Deposit Insurance and Assessments for Examinations

The Bank’s deposits are insured by the Bank Insurance Fund (BIF) administered by the FDIC.  Prior to 2006, the FDIC was required to maintain insurance fund reserves of $1.25 for each $100 of insured deposits. The FDIC has authority to levy special assessments against insured financial institutions based upon insured deposits.

On February 8, 2006, President Bush signed into law the Federal Deposit Insurance Reform Act of 2005 as part of the Deficit Reduction Act of 2005 and signed a companion bill, the Federal Deposit Insurance Reform Conforming Amendments Act of 2005, on February 15, 2006. This legislation provides for:

•

merging the BIF and SAIF deposit insurance funds;

•

annually adjusting the minimum insurance fund reserve ratio between $1.15 and $1.50 per $100 of insured deposits;

•

increasing deposit coverage for retirement accounts to $250,000,

•

indexing the insurance level for inflation, with any increases approved by the FDIC and National Credit Union Administration on a five-year cycle beginning in 2010 after review of the state of the deposit insurance fund and related factors;

•

credits of up to $4.7 billion to offset premiums for banks that capitalized the FDIC by 1996; and

•

an historical basis concept for distributing credits and dividends to reflect past contributions to the insurance funds.

In the fourth quarter of 2006, the FDIC adopted two final rules implementing the Federal Deposit Insurance Reform Act of 2005:

•

a rule creating  a new system for risk- based assessments and sets assessment rates beginning January 1, 2007. Assessment rates are three basis points above the base rates, ranging from 5 to 7 basis for Risk Category I institutions, 10 basis points for Risk Category II institutions, 28 basis points for Risk Category III institutions, and 43 basis points for Risk Category IV institutions. The Bank is categorized as a Risk Category I institution; and

•

a rule  setting  the designated reserve ratio at 1.25 percent. In October of 2006, FDIC’s Board adopted a final rule governing the distribution and use of the $4.7 billion one-time assessment credit and a temporary final rule that expires at the end of 2009 governing dividends from the insurance fund.  The Bank had assessment credits of approximately $149,000 as of December 31, 2006.

L.

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

Sarbanes-Oxley Act

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (“SOX”) implementing legislative reforms intended to address corporate and accounting fraud.  In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms.  To ensure auditor independence, any non-audit services being provided to an audit client will require pre-approval by the company's audit committee members.  In addition, the audit partners must be rotated.  The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement.  In addition, under the Act, legal counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms and increased penalties will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct.  Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted.  SOX accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations.  Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

SOX also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading.  SOX also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders.  In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a “registered public accounting firm” in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

As directed by Section 302(a) of SOX, the Company’s chief executive officer and chief financial officer were each required to certify that the Company’s Quarterly and Annual Reports do not contain any untrue statement of a material fact.  The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Company’s disclosure and internal controls; they have made certain disclosures to North Bay’s auditors and the audit committee of the Board of Directors about the Company’s disclosure and internal controls; and they have included information in the Company’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Company’s disclosure and internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. North Bay is subject to the requirements with respect to internal control, beginning with this 2005 Annual report on Form 10-K.

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

•

To conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•

To ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•

To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•

To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs.  The USA PATRIOT Act sets forth minimum standards for these programs, including:

•

The development of internal policies, procedures, and controls;

•

The designation of a compliance officer;

•

An ongoing employee training program; and

•

An independent audit function to test the programs.

On June 20, 2002, the Board of Directors of the Bank adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act, and management believes that the Bank is currently in full compliance with the Act.

California Financial Information Privacy Act/Fair Credit Reporting Act

In 1970, the federal Fair Credit Reporting Act (the “FCRA”) was enacted to insure the confidentiality, accuracy, relevancy and proper utilization of consumer credit report information.  Under the framework of the FCRA, the United States has developed a highly advanced and efficient credit reporting system.  The information contained in that broad system is used by financial institutions, retailers and other creditors of every size in making a wide variety of decisions regarding financial transactions.  Employers and law enforcement agencies have also made wide use of the information collected and maintained in databases made possible by the FCRA.  The FCRA affirmatively preempts state law in a number of areas, including the ability of entities affiliated by common ownership to share and exchange information freely, and the requirements on credit bureaus to reinvestigate the contents of reports in response to consumer complaints, among others.

The California Financial Information Privacy Act (“CFIPA”), which was enacted in 2003, requires a financial institution to provide specific information to a consumer related to the sharing of that consumer’s nonpublic personal information.  The Act  would allow a consumer to direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and would require that permission from each such consumer be acquired by a financial institution prior to sharing such information.  These provisions are much more restrictive than the privacy provisions of the Financial Services Modernization Act.  Provisions of the CFIPA are currently subject to litigation.

Congress enacted the FACT Act, (“Fair and Accurate Credit Transaction Act”) of 2003, which has the effect of avoiding the sunset preemption provision of the Fair Credit Reporting Act (FCRA) that were due to expire on December 31, 2003.  The President signed the FACT Act into law on December 4, 2003.  In general, the FACT Act amends the FCRA and, in addition, provides that, when the implementing regulations have been issued and become effective, the FACT Act preempts elements of the California Financial Information Privacy Act. A series of regulations and announcements were promulgated during 2004, including a joint FTC/Federal Reserve announcement of effective dates for FCRA amendments, the FTC’s “Free Credit Report” rule, revisions to the FTC’s FACT Act Rules, the FTC’s final rules on identity theft and proof of identity, the FTC’s final regulation on consumer information and records disposal, and the FTC’s final summaries and notices.  On January 24, 2005, the FTC issued a final rule on prescreen notices.

Check 21 Act

The Check Clearing for the 21st Century Act (“Check 21 Act” or “the Act”), enacted in late 2003, became effective on October 28, 2004.  The Act creates a new negotiable instrument, called a “substitute check”, which banks are required to accept as the legal equivalent of a paper check if it meets the requirements of the Act.  The Act is designed to facilitate check truncation, to foster innovation in the check payment system, and to improve the payment system by shortening processing times and reducing the volume of paper checks.

 Federal Reserve Board Final Rule on Trust Preferred Securities

On March 1, 2005, the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the tier 1 capital of bank holding companies.  Trust preferred securities, however, will be subject to stricter quantitative limits.  Key components of the final rule are:

•

Trust preferred securities, together with other “restricted core capital elements”, can be included in a bank holding company’s tier 1 capital up to 25% of the sum of core capital elements, including “restricted core capital elements”;

•

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

•

The sum of core capital elements will be calculated net of goodwill, less any associated deferred tax liability;

•

Internationally active bank holding companies are further limited, and must limit restricted core capital elements to 15% of the sum of core capital elements, including restricted core capital elements, net of goodwill, although they may include qualifying mandatory convertible preferred securities up to the 25% limit;

•

A five-year transition period for application of quantitative limits, ending March 31, 2009.

M.

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

Ability of North Bay to execute its business strategy may affect the financial performance and profitability of North Bay and the Bank.  The financial performance and profitability of North Bay will depend on its ability to execute its strategic plan and manage its future growth.  Moreover, North Bay’s future performance is subject to a number of factors beyond its control, including pending and future federal and state banking legislation, regulatory changes, unforeseen litigation outcomes, inflation, lending and deposit rate changes, interest rate fluctuations, increased competition and economic conditions.  Accordingly, these issues could have a material adverse effect on North Bay’s business, financial condition, results of operations or liquidity.

North Bay’s and the Bank’s  success depends on key personnel.  North Bay’s and the Bank’s  success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with North Bay or the Bank for many years.  The loss or unavailability of any of their key executives or directors could have a material adverse effect on North Bay’s and the Bank’s  business, financial condition, results of operations or liquidity.  See also Part III, Item 10, “Directors and Executive Officers of Registrant”.

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

The banking and financial services business is highly competitive which could adversely affect the North Bay’s and the Bank's earnings and profitability.  The banking and financial services business in California, and  in the Bank's market area, is highly competitive.  These banks compete, or will compete,  for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers.  Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank.  There can be no assurance that the Bank will be able to compete effectively in its markets, and the results of operations of  North Bay and the Bank could be materially and adversely affected if  the nature or level of competition changes. See Item 1, Business – Competition.”

Loan and lease losses could hurt North Bay’s and the Bank’s operating results.  A significant source of risk for financial institutions like North Bay and the Bank arises from the possibility that losses will be sustained because borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans.  North Bay and the Bank have adopted underwriting and credit monitoring procedures and credit policies, including establishment and review of the allowance for credit losses; tracking loan performance; and diversifying their credit portfolios.  These policies and procedures, however, may not prevent unexpected losses which could materially adversely affect their results of operations.

Deterioration of the real estate market could hurt North Bay’s and the Bank’s performance.  At December 31, 2006, approximately 76% of  the Bank’s loans were secured by real estate.  The ability of the Bank to continue to originate real estate secured loans may be impaired by adverse changes  in local and regional economic conditions in the real estate market, increasing interest rates, or by acts of nature, including earthquakes and flooding. Due to the concentration of real estate collateral, these events could have a material adverse impact on the value of the collateral resulting in losses to the Bank.

North Bay and the Bank have a concentration in higher risk commercial real estate loans. North Bay’s and the Bank have a high concentration in commercial real estate or CRE loans. Approximately 41% of our lending portfolio can be classified as CRE lending. CRE loans generally involve a higher degree of credit risk than residential mortgage lending due, among other things, to the large amounts loaned to individual borrowers. Losses incurred on loans to a small number of borrowers could have a material adverse impact on our income and financial condition. In addition, unlike residential mortgage loans, commercial real estate loans generally depend on the cash flow from the property to service the debt. Cash flow may be significantly affected by general economic conditions.

Banking regulators have recently issued guidance regarding institutions that have particularly high concentrations of CRE within their lending portfolios. This guidance suggests that institutions that exceed certain levels of CRE lending may be required, in the future, to maintain higher capital ratios than institutions with lower concentrations in CRE lending. At December 31, 2006, the Bank’s CRE level did not exceed the threshold for such concentrations. If and when this proposed guidance becomes final, we may be subject to enhanced regulatory scrutiny and subject to higher capital requirements.

Interest rate fluctuations could hurt operating results.  The income of North Bay and the Bank depends to a great extent on “interest rate differentials” and the resulting net interest margins; that is, the difference between the interest rates earned on their interest-earning assets such as loans and investment securities, and the interest rates paid on their interest-bearing liabilities such as deposits and borrowings.  These rates are highly sensitive to many factors which are beyond the Bank’s control, including general economic conditions and the policies of various government and regulatory agencies, in particular, the Federal Reserve.  In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and investment securities and paid on deposits, which could have a material adverse effect on business, financial condition and results of operations.

Government regulation and legislation could hurt business and prospects of North Bay and the Bank.  North Bay and the Bank are subject to extensive state and federal regulation, supervision and legislation which govern almost all aspects of their respective operations.  Their businesses are particularly susceptible to the enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions.  These laws are subject to change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds and not for the protection of shareholders of  bank holding companies or banks.  North Bay cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on its business and prospects, but it could be material and adverse

Environmental liability associated with commercial lending could result in losses.  In the course of business, the Bank has acquired, and  the Bank may in the future acquire, through foreclosure, properties securing loans they have originated or purchased which are in default.  In commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties.  In this event, an affected bank  might be required to remove these substances from the affected properties at its sole cost and expense.  The cost of this removal could substantially exceed the value of affected properties.  North Bay or the Bank, as the case may be, may not have adequate remedies against the prior owner or other responsible parties or could find it difficult or impossible to sell the affected properties. This could have a material adverse effect on North Bay’s  and the Bank’s business, financial condition and operating results.

North Bay and the Bank rely heavily on technology and computer systems and computer failure could result in loss of business and adversely affect the business and operations of North Bay and the Bank . Advances and changes in technology can significantly impact the business and operations of North Bay and the Bank. They  may face many challenges including the increased demand for providing computer access to bank accounts and the systems to perform banking transactions electronically.  North Bay’s and the Bank’s ability to compete depends on their ability to continue to adapt technology on a timely and cost-effective basis to meet these demands.  In addition, the businesses and operations of North Bay and the Bank are susceptible to negative impacts from computer system failures, communication and energy disruption, and unethical individuals with the technological ability to cause disruptions or failures of their respective data processing systems.

Breach of information security and technology dependence could have a material adverse effect on the North Bay’s and the Bank’s business, financial condition, results of operations or liquidity.  Despite instituted safeguards, North Bay and the Bank  cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures.  North Bay and the Bank  rely on the services of a variety of vendors to meet its data processing and communication needs.  If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and North Bay and the Bank  could be exposed to claims from customers.  Any of these results could have a material adverse effect on North Bay’s and the Bank’s  business, financial condition, results of operations or liquidity.

Item 1(B).  UNRESOLVED STAFF COMMENTS

None.

Item 2 – PROPERTIES

The Company is engaged in the banking business through thirteen (13) offices, including 10 branches, in Napa County and Solano County in Northern California.  All offices are constructed and equipped to meet prescribed security requirements.

The Company owns three branch office locations and leases seven branch office locations and three administrative facilities.  Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

Item 3 - LEGAL PROCEEDINGS

Neither the Company nor its  subsidiaries are party to any  material  pending legal  proceeding,  nor is their property the subject of any  material  pending legal  proceeding,  except  routine  legal  proceedings  arising in the ordinary course of their  business.  None of these proceedings is  expected  to have a material  adverse  impact upon the Company’s  business, consolidated  financial position or results of operations.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2006.

PART II

Item 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

(a) The Company’s common stock is traded on the Nasdaq Stock Market LLC under the symbol NBAN effective September 3, 2002.

The following table (adjusted for the 2006 and 2005 stock dividends and stock splits) summarizes the common stock high and low prices based upon transactions of which the Company is aware:

There may be other transactions of which the Company is not aware and, accordingly, they are not reflected in the range of actual sales prices stated. Further, quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.  Additionally, since trading in the Company’s common stock is limited, the range of prices stated are not necessarily representative of prices that would result from a more active market.

On October 28, 2002, the Board of Directors of North Bay Bancorp declared a dividend of one share purchase right (a “Right”) for each outstanding share of common stock, no par value of the Company, payable on December 6, 2002 to shareholders of record as of November 15, 2002. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share (a “Unit”) of Series A Preferred Stock (the “Preferred Stock”) of the Company, at a price of $90.00 per Unit, subject to adjustment. The Rights are only exercisable in the event of certain changes in control. The Description and terms of the Rights are set forth in a Rights Agreement between the Company and Registrar and Transfer Company, as Rights Agent.

On February 26, 2007, the Board of Directors of Bancorp declared a $0.14 per share cash dividend for shareholders of record as of March 8, 2007, payable on March 26, 2007.

The Company paid cash dividends of $0.14 per share in 2006 and $0.14 per share in 2005.  The holders of common stock of Bancorp are entitled to receive cash dividends when and as declared by the Board of Directors, out of funds legally available for the payment of dividends. The Company had a 3-for-2 stock split on December 16, 2004.

On February 27, 2006, the Board of Directors of Bancorp declared a $0.14 per share cash dividend and a 5% stock dividend payable April 12, 2006 to shareholders of record on March 22, 2006.

North Bay Bancorp is restricted under state law and federal banking law in its ability to pay dividends to its shareholders.  For a discussion of restrictions imposed, see “Supervision and Regulation - Payment of Dividends."

As of March 1, 2007, there were 867 holders of record of North Bay Bancorp's common stock.

(b) Inapplicable

(c) Inapplicable

The following chart provides information as of December 31, 2006 concerning the Company’s 2002 Incentive Compensation Plan, the Company’s only equity compensation plan:

Item 6 –    SELECTED FINANCIAL DATA

The following table presents a summary of selected consolidated data for North Bay Bancorp and subsidiaries (the Company) for the five years ended December 31, 2006. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in the annual report:

2006	2005	2004	2003	2002
	(In 000's except share and per share data)				
STATEMENTS OF OPERATIONS DATA:					
Interest income	$ 38,980	$ 33,742	$ 26,585	$ 22,251	$ 21,179
Interest expense	9,886	5,082	3,543	2,995	3,691
Net interest income	29,094	28,660	23,042	19,256	17,488
Provision for loan losses	200	815	620	238	576
Net interest income after provision for loan losses	28,894	27,845	22,422	19,018	16,912
Noninterest income	4,547	4,064	4,198	3,847	3,111
Noninterest expense	22,461	21,171	18,536	16,315	14,316
Provision for income taxes	3,854	4,105	3,020	2,179	1,999
Net income	$ 7,126	$ 6,633	$ 5,064	$ 4,371	$ 3,708
BASIC PER SHARE DATA: (1)					
Earnings per share	1.73	$ 1.63	$ 1.26	$ 1.11	$ 0.97
Average shares outstanding	4,131,157	4,074,163	4,011,405	3,939,386	3,825,886
DILUTED PER SHARE DATA: (1)					
Earnings per share	$ 1.66	$ 1.56	$ 1.23	$ 1.08	$ 0.95
Average shares outstanding	4,289,794	4,254,100	4,116,168	4,034,495	3,921,395
BALANCE SHEET DATA:					
Total assets	$ 654,661	$ 602,697	$ 562,063	$ 459,482	$ 416,458
Net loans	455,584	409,956	373,629	303,139	234,337
Total deposits	475,565	516,393	484,493	406,445	367,803
Shareholders' equity	58,121	50,053	44,134	39,441	35,343

(1)

All per share amounts have been adjusted to reflect the 5% stock dividends declared January 29, 2001, January 28, 2002, January 27, 2003, January 26, 2004, January 24, 2005 and February 27, 2006 as well as a 3-for-2 stock split declared December 16, 2004.

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

Moreover, wherever phrases such as or similar to “in Management’s opinion”, or “Management considers” are used, these statements are as of and based upon knowledge of Management, at the time made and are subject to change by the passage of time and/or subsequent events, and accordingly such statements are subject to the same risk and uncertainties noted above with respect to forward looking statements.

This discussion should be read in conjunction with the financial statements and the notes included herein.

OVERVIEW

NorthBay Bancorp, organized November 1, 1999, is the holding company for the Bank, which is its wholly owned subsidiary. Effective January 15, 2005, the Company merged Solano Bank, previously a wholly owned subsidiary of the Company, into the Bank. The Company reported net income of $7,126,000, or $1.66 per diluted share, in 2006 compared with $6,633,000, or $1.56 per diluted share, in 2005 and $5,064,000, or $1.23 per diluted share, in 2004, equating to a return on average assets of 1.13%, 1.11% and .97% for years 2006, 2005 and 2004, respectively. The return on average equity was 13.24% in 2006 compared with 13.94% and 12.34% in 2005 and 2004, respectively.

As of December 31, 2006, total assets were $654,661,000 compared with total assets of  $602,697,000 at year end 2005, representing a 9% increase in 2006.  Deposits decreased 8% in 2006 and loans, net of the allowance for loan losses, increased 11%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

___________________________________________________________________

The Company’s accounting policies are integral to understanding the results reported. The most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. The Company has established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses.

The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio.  The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged-off, net of recoveries.

We evaluate our allowance for loan losses on a quarterly basis.  We believe that the allowance for loan losses is a “critical accounting estimate” because it is based upon management’s assessment of various factors affecting the collectibility of the loans, including current and projected economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans and commitments.

We determine the appropriate level of the allowance for loan losses using an analysis of the various components of the loan portfolio, including all significant credits on an individual basis.  We segment the loan portfolio into as many components as practical, with each component having similar characteristics, such as risk classification, past due status, type of loan, industry or collateral.

Management has an established methodology for calculating the level of the allowance for loan losses. We analyze the following components of the portfolio and consider them in determining the adequacy of the allowance for loan losses:

Specific allowances defined as:

•

Management assessment of all loans classified as substandard or worse

•

A specific allowance is provided for any amount by which the loan’s collateral fair value is insufficient to cover the loan; or discounting estimated future cash flows, or by observing the loan’s market price if it is of a kind for which there is a secondary market

General allowance defined as:

•

An allowance for all loans outstanding within the portfolio and not contained in the specific allowance

Judgmental allowance defined as:

•

National and local economic trends and conditions

•

Trends in volume of loans

•

Changes in underwriting standards and/or lending personnel

•

Concentrations of credit within the portfolio

No assurance can be given that the Company will not sustain loan losses that are sizable in relation to the amount of the allowance, or that subsequent evaluations of the loan portfolio will not require an increase in the allowance.  Prevailing factors in association with the methodology may include improvement or deterioration of individual commitments or pools of similar loans, or loan concentrations.

Available- for-Sale Securities.

SFAS 115 requires that Available for Sale Securities be carried at fair value.  We believe this is a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.  Adjustments to the Available-for-Sale Securities fair value impact the consolidated financial statements by increasing or decreasing assets and shareholders’ equity.

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

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No 123R, Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period).  The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model.  This involves assumptions calculated using management’s best estimates at the time of the grant, which impacts the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.  Additional information is included in Note 1 of the Notes to Consolidated Financial Statements.

SUMMARY OF EARNINGS

___________________________________________________________________

Return on Equity and Assets

The following sets forth key ratios for the periods ending December 31, 2006, 2005 and 2004.

Net Interest Income

Net interest income before provision for loan losses was $29,094,000, $28,660,000 and $23,042,000 in 2006, 2005 and 2004, respectively, representing increases of 2% in 2006 and 24% in 2005.

The following table sets forth average daily balances of assets, liabilities, and shareholders’ equity during 2006, 2005 and 2004, along with total interest income earned and expense paid, and the average yields earned or rates paid thereon and the net interest margin for the years ended December 31, 2006, 2005 and 2004.

(1)

Loan interest income includes loan fee income of $1,120,000 in 2006, $1,310,000 in 2005 and $1,054,000 in 2004.

(2)

Average yields shown on non-taxable investment securities are presented on a fully taxable-equivalent basis using the federal statutory tax rate of 34% for all years presented.  On a non-taxable-equivalent basis, the 2006 average yield was 3.51%, 3.64% in 2005, and 3.80% in 2004.

(3)

Net interest margin is calculated by dividing net interest income (as adjusted for the non-taxable investment securities) by the average balance of total earning assets for the applicable year.

The following table sets forth a summary of the changes in interest earned and interest paid in 2006 over 2005 and 2005 over 2004 resulting from changes in assets and liabilities volumes and rates.  The change in interest due to both rate and volume has been included in the rate variance.

(1)

The interest earned is presented on a non taxable-equivalent basis.

Net interest income is impacted by changes in the volume and mix of earning assets and interest-bearing liabilities and changes in interest rates. The increase in net interest income in 2006 compared with 2005 was primarily due to both the volume and rate increase in loans.  The net interest margin decreased in 2006 compared with 2005, equating to 5.19% in 2006 compared with 5.35% in 2005.  The decrease in net interest margin in 2006 as compared to 2005 is due to the decrease in deposits combined with loan growth that led to an $85 million increase in wholesale borrowings at higher interest rates.

Interest income increased $5,238,000, or 16%, in 2006 compared with 2005. Increases in the volume of earning assets accounted for increasing interest income by $2,645,000, and an increase of $2,593,000 was attributable to higher rates. The increase in interest income of $7,157,000 or 27% in 2005 compared with 2004 was primarily due to the growth in average total earning assets.

Total interest expense increased $4,804,000, or 95%, in 2006 compared with 2005. Increases in the volume of deposits and other borrowings increased interest expense by $2,164,000 and an increase of $2,640,000 was attributable to an increase in rates. Interest expense increased $1,539,000 in 2005 compared with 2004; the effect of volume increases accounted for $431,000 and an increase of $1,108,000, or 72%, attributable to higher rates.

Provision and Allowance for Loan Losses

Credit risk is inherent in the business of lending.  As a result, the Company maintains an Allowance for Loan Losses to absorb probable losses inherent in the Company’s loan portfolio.  This is maintained through periodic charges to earnings.  These charges are shown in the Consolidated Statements of Operations as provision for loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance.  However, for a variety of reasons, not all losses are immediately known to the Company and, of those that are known, the full extent of the loss may not be quantifiable at that point in time.  The balance of the Company’s Allowance for Loan Losses is meant to be an estimate of the probable losses inherent in the portfolio.

The Company’s written lending policies, along with applicable laws and regulations governing the extension of credit, require risk analysis as well as ongoing portfolio and credit management through loan product diversification, lending limits, ongoing credit reviews, both internal and external, along with approval policies prior to funding of any loan.  The Company manages and controls credit risk through diversification, close monitoring of any portfolio concentrations, loan limits to individuals and reviewing historical losses incurred by the Company.   Loans that are performing but have shown some signs of weakness are subjected to more stringent reporting and oversight.  Management has established a monitoring system for any concentration within the portfolio.

The existing portfolio consists of commercial loans to businesses, commercial and residential real estate loans and consumer products.  The portfolio contains variable rate loans as well as fixed rate loans for various maturities.

During 2006, 2005 and 2004, $200,000, $815,000 and $620,000, respectively, was charged to expense for the provision for loan losses.  The decrease in 2006 from 2005 and 2004 was due to management’s assessment, based on the current conditions of the loan portfolio, that the $5,052,000 allowance for loan losses at December 31, 2006 is adequate to absorb potential losses inherent in the loan portfolio and no further provision was required.

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

The Company evaluates individual loans that meet its criteria of those loans graded substandard or lower, to determine if impaired and to establish a specific allowance as necessary. The Company establishes percentages for the general allowance requirements for other loans according to their classification as determined by the Company’s internal grading system.  These loans are identified through the following categories:

Pass

- These loans consist of the those graded as excellent, good and satisfactory.

Watch

- These loans are not classified, but they contain potentially unsatisfactory characteristics.

Special Mention

- These assets constitute an undue and unwarranted credit risk, but not to the point of justifying a classification to substandard.

Substandard

- These are loans inadequately protected by current sound worth and paying capacity of the borrower or pledged collateral. Substandard loans normally have one or more well-defined weaknesses that could jeopardize the repayment of the debt.

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

The above, along with specific allocations for concentrations in real estate are taken into consideration when evaluating the Company’s allowance for loan losses.

As of December 31, 2006, the allowance for loan losses was $5,052,000, representing 1.09% of loans outstanding, as compared with an allowance for loan losses balance of $4,924,000 at December 31, 2005, representing 1.18% of loans outstanding.  During 2006, 2005 and 2004, $200,000, $815,000 and $620,000, respectively, was charged to expense for the provision for loan losses.  The decrease in 2006 from 2005 and 2004 was due to management’s assessment, based on the current conditions of the loan portfolio, that the $5,052,000 allowance for loan losses at December 31, 2006 is adequate to absorb potential losses inherent in the loan portfolio and no further provision was required.

Non-performing Loans and Impaired Loans

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.  Restructured loans are loans on which concessions in terms have been granted because of the borrowers’ financial difficulties. Interest is generally accrued on such loans in accordance with the new terms. The Bank defines a loan as impaired when it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.  Non-accrual/impaired loans were $250,000 at December 31, 2006.  There were no non-accrual/impaired loans at December 31, 2005. The interest forgone during 2006 was $6,000. No interest was foregone during 2005 or 2004. As of December 31, 2006 and 2005, there were no loans 90 days or more past due but still accruing interest.  There were no restructured loans during 2006 or 2005.

Historical Loan Loss & Recovery Experience

The following table provides a summary of the Bank’s loan loss experience for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.

The following tables summarize the allocation of the allowance for loan losses among loan types at December 31, 2006, 2005, 2004, 2003 and 2002.

	December 31, 2006
(In thousands)	Composition of Loans	Amount Allocated for Loan Losses	Percentage of Loans in Each Category to Total Loans
Commercial loans	$104,274	$2,331	22.64%
Commercial loans secured by real estate	24,592	152	5.33%
Installment loans	42,765	430	9.28%
Real estate loans	262,403	1,983	56.97%
Construction loans	26,602	156	5.78%
Total loans outstanding	460,636		100.00%
Less allowance for loan losses	5,052	$5,052
Total loans, net	$455,584

	December 31, 2005
(In thousands)	Composition of Loans	Amount Allocated for Loan Losses	Percentage of Loans in Each Category to Total Loans
Commercial loans	$86,431	$1,367	20.83%
Commercial loans secured by real estate	23,477	137	5.66%
Installment loans	38,856	219	9.37%
Real estate loans	233,723	2,774	56.34%
Construction loans	32,393	426	7.81%
Total loans outstanding	414,880		100.00%
Less allowance for loan losses	4,924	$4,924
Total loans, net	$409,956

	December 31, 2004
(In thousands)	Composition of Loans	Amount Allocated for Loan Losses	Percentage of Loans in Each Category to Total Loans
Commercial loans	$67,068	$926	17.80%
Commercial loans secured by real estate	26,447	278	7.00%
Installment loans	36,339	221	9.60%
Real estate loans	220,316	2,397	58.30%
Construction loans	27,595	314	7.30%
Total loans outstanding	377,765		100.00%
Less allowance for loan losses	4,136	$4,136
Total loans, net	$373,629

	December 31, 2003
(In thousands)	Composition of Loans	Amount Allocated for Loan Losses	Percentage of Loans in Each Category to Total Loans
Commercial loans	$45,991	$801	15.00%
Commercial loans secured by real estate	33,519	186	10.90%
Installment loans	28,860	158	9.40%
Real estate loans	163,088	2,018	53.20%
Construction loans	35,205	361	11.50%
Total loans outstanding	306,663		100.00%
Less allowance for loan losses	3,524	$3,524
Total loans, net	$303,139

	December 31, 2002
(In thousands)	Composition of Loans	Amount Allocated for Loan Losses	Percentage of Loans in Each Category to Total Loans
Commercial loans	$46,061	$587	19.40%
Commercial loans secured by real estate	16,991	294	7.20%
Installment loans	24,102	272	10.10%
Real estate loans	131,167	1,688	55.20%
Construction loans	19,306	449	8.10%
Total loans outstanding	237,627		100.00%
Less allowance for loan losses	3,290	$3,290
Total loans, net	$234,337

Net loans charged off were $72,000 in 2006 compared with net charge offs of $27,000 in 2005.

Management recognizes that the estimation of probable losses in the portfolio is not a science and therefore the current Allowance for Loan Losses is not expected to be equal to the result of the assessment.  It is expected, however, that the assessment will demonstrate that the actual allowance is adequate for coverage of probable loan losses in the existing portfolio.  To the extent that the current allowance is deemed insufficient to cover the estimate of unidentified losses, management will record an additional provision for loan loss.  If the allowance is greater than appears to be required at that point in time, the provision expense may be adjusted accordingly.

Based on the current conditions of the loan portfolio, management believes that the $5,052,000 allowance for loan losses at December 31, 2006 is adequate to absorb probable losses inherent in the loan portfolio.  No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

In the course of examination, regulators may require the Company to increase its allowance for loan losses based on information available to them at the time of their evaluation.

Noninterest Income

Details of noninterest income are as follows:

	(In 000's)
	2006	2005	2004
Service charges and other fees	$2,073	$2,073	$2,249
Earnings on bank owned life insurance	408	298	356
Gain on sale of SBA loans	181	-	-
Gain on sale of investment securities, net	18	-	262
Other income	1,867	1,693	1,331
Total	$4,547	$4,064	$4,198

Noninterest income for year 2006 increased $483,000, or 12%, compared with 2005, and decreased $134,000, or 3%, compared with 2004.  In 2006 the Company began the practice of selling off the guaranteed portion of certain SBA loans and the related gain on sale was $181,000.  There was no gain on sale of SBA loans in 2005 and 2004 as the Bank did not start selling off the guaranteed portion of SBA loans until 2006.  Earnings on bank owned life insurance for 2006 increased $191,000, compared to 2005 due to increased rates paid on the policies and a higher cash surrender value.  In addition, $18,000 in net securities gains were recorded in 2006 compared with the net securities gains of $0 in 2005 and $262,000 in 2004. Gains on securities transactions in 2006 was primarily due to selling securities to provide for the decrease in deposits and to fund loans.

Noninterest Expense

Details of noninterest expense are as follows:

	(In 000's)
	2006	2005	2004
Salaries and related benefits	$12,665	$11,171	$9,993
Occupancy	1,845	1,787	1,487
Equipment	2,002	2,037	2,018
Other	5,949	6,176	5,038
Total	$22,461	$21,171	$18,536

Salaries and benefits expense increased 13% and 12% in 2006 and 2005, respectively, from the previous year. The increases were primarily due to increased salaries due to raises as well as an increases in the number of full-time equivalent employees, which has increased from approximately 167 at year-end 2005 to 181 at year-end 2006 as the Company has continued to grow its operations.

The 3% increase in occupancy expense during 2006 compared with 2005 was primarily due to the increase in costs associated with servicing and maintaining bank premises.  The 20% increase in occupancy expense in 2005 compared with 2004 was primarily due to having vacant space in the Vacaville office building owned by the Company and to opening a branch office in American Canyon in August 2004.

Equipment expense decreased 2% in 2006 compared with 2005. The 2% decrease in 2006 was primarily due to the reduction in depreciation costs associated with fully depreciated computer equipment.  The 1% increase in 2005 compared to 2004 was primarily due to the Company reversing in 2004 approximately $168,000 of maintenance fees accrued during 2003 as the result of settling litigation with a former software supplier and additional costs associated with maintaining ATMs.

The key components of other expenses are as follows:

		(In 000's)
	2006	2005	2004
Professional services	$1,683	$2,558	$1,240
Business promotion	633	561	658
Stationery, supplies and postage	627	647	393
Telephone	327	286	261
Insurance	221	269	320
Other	2,458	1,855	2,166
Total	$5,949	$6,176	$5,038

Professional services decreased $875,000, or 34%, compared with the prior year primarily due to reduced consulting and audit costs from first year SOX implementation in 2005.  The increase of 106%, in 2005 compared with the prior year was primarily due to increases in consulting and audit costs associated with Sarbanes-Oxley compliance work. Business promotion expense increased 13% in 2006 compared with 2005.  This increase was primarily due to a increase in business development costs.  The 15% decrease in 2005 compared with 2004 was primarily the result of a decrease in advertising costs. Stationery and supplies expense decreased 8% compared with 2005 and increased 27% in 2005 compared to 2004 primarily due to overall volume usage.  Insurance expenses decreased 18% in 2006 primarily due to a decrease in workers compensation insurance costs.  Insurance expenses decreased 16% in 2005 compared to 2004.  The decrease in 2005 was due to a decrease in workers compensation insurance costs. Other expenses increased 29% in 2006 compared to a decrease in 2005 of 6%.  The increase in 2006 was primarily due to the amortization of the investment in the low income housing tax credit fund.  Other expenses decreased 6% in 2005 compared to 2004.  The decrease in 2005 was primarily due to decreases in postage and dues and subscription expenses.

Provision for Income Taxes

The Company reported a provision for income taxes of $3,854,000 or 35.1%, $4,105,000 or 38.2%, and $3,020,000 or 37.4% for years 2006, 2005 and 2004, respectively.  These provisions reflect accrual for taxes at the applicable rates for Federal and California state income taxes based upon reported pre-tax income and adjusted for the beneficial effect of the Company’s investment in qualified municipal securities and life insurance products, and the investment in the low income housing tax credit fund.  The Company has not been subject to an alternative minimum tax (AMT).  Refer to Note 12 – Income Taxes.

BALANCE SHEET

Total assets as of December 31, 2006 were $654,661,000 compared with $602,697,000 as of year-end 2005, representing a 9% increase in 2006 and a 7% increase in 2005. Total deposits decreased from $516,393,000 in 2005 to $475,565,000 in 2006, representing a 8% decrease, compared with an 7% increase in 2005. Total loans, net of allowance for loan losses, grew to $455,584,000 in 2006 compared to $409,956,000 in 2005, representing an 11% increase compared with a 10% increase in 2005. Investment securities decreased from $124,510,000 at December 31, 2005 to $88,365,000 at December 31, 2006, a 29% decrease, compared with an increase of 30% during 2005.

Summary of Investment Securities

The following table provides a summary of the maturities and weighted average yields of debt securities as of December 31, 2006.

	December 31, 2006
	One Year or Less		After one Year to Five Years		After Five Years to Ten Years		After Ten Years		Total
(Dollars in Thousands)	Carrying Value	Weighted-Average Yield	Carrying Value	Weighted-Average Yield	Carrying Value	Weighted-Average Yield	Carrying Value	Weighted-Average Yield	Carrying Value	Weighted- Average Yield
Securities of the U.S. Treasury
and other government agencies			$12,678	3.26%					$12,678	3.26%
Mortgage-backed securities (1)			4,890	5.30%	1,733	4.69%	50,660		57,283	4.65%
Municipal securities (2)	626	6.77%	10,712	4.87%	5,116	5.51%		4.58%	16,454	5.14%

Equity securities:
CRA Mutual Fund	1,950	4.58%							1,950	4.58%
Total	$2,576	5.10%	$28,280	4.22%	$6,849	5.30%	$50,660	4.58%	$88,365	4.54%

(1) The maturity of mortgage-backed securities is based on contractual maturity. The average expected life is approximately five years.
(2) Yields shown are taxable-equivalent.

Loans

As of December 31, 2006, net loans increased $45.6 million from year-end 2005, an 11.1% increase. On an average balance basis, the Company’s loan portfolio increased $47.0 million, or 11.7% over the average balance in 2005.  In 2005, average net loan balances increased from the prior year by $49.9 million, or 14.1%.  The increases in 2006 and 2005 were due to strong loan demand and an aggressive calling program.

Composition of Loans

LOAN PORTFOLIO

The following table shows the composition of loans, net of deferred fees and costs,  as of December 31, 2006, 2005, 2004, 2003 and 2002.

Nonaccrual, Past Due and Restructured Loans

The total nonaccrual loans as of December 31, 2006 was $250,000.  There were no nonaccrual loans for 2005, 2004, 2003 or 2002.  The Company held no OREO at December 31, 2006, 2005, 2004, 2003 or 2002. There were no loans accruing interest that were 90 days or more past due as of December 31, 2006, 2005, 2004, 2003, or 2002. There was one loan in the amount of $250,000 upon which principal and interest payments were 90 days past due at December 31, 2006 and with respect to which serious doubt existed as to the ability of the borrower to comply with the present loan payment terms. There were no restructured loans at December 31, 2006. See Note 1 – Loans, in the Company’s Notes to Consolidated Financial Statements, for policies as it relates to nonaccrual loans.

The table summarizing the allocation of the allowance for loan losses between loan types at December 31, 2006, 2005, 2004, 2003 and 2002 is included in the Management’s Discussion and Analysis – Assessment of the Adequacy of the Allowance for Loan Losses and the Allocation Process section of this 2006 Annual Report.

Summary of Loan Loss Experience

A table providing a summary of the Bank’s loan loss experience as of December 31, 2006, 2005, 2004, 2003 and 2002 is included in the Management’s Discussion - Historical Loan Losses & Recovery Experience Analysis section of this 2006 Annual Report.

Intangible Assets

At December 31, 2006 and 2005, the Company had intangible assets totaling $0 and $734,000, respectively.  The intangible assets resulted from additional minimum pension liabilities recorded by the Company in 2005 related to the Company’s supplemental retirement plans.  The intangible assets were being amortized on a straight line basis over 8 years.  During 2006 the Company adopted SFAS 158, which requires that previously unrecognized actuarial gains or losses, prior service costs or credits and transition obligations or assets be recognized generally through adjustments to accumulated other comprehensive income (loss) and credits to prepaid benefit cost or accrued benefit liability.  As a result of these adjustments, the current funded status of defined benefit pension plans and other postretirement benefit plans is reflected in the Company’s consolidated balance sheet as of December 31, 2006.  Refer to Note 13 – Retirement Plans.

Time Deposits

The following table sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2006 and 2005.

Borrowings

Total borrowings were $104,000 million at December 31, 2006. The following table summarizes the borrowings:

Total borrowings were $104 million and $19 million at December 31, 2006 and 2005, respectively.  The increase in borrowings was used to provide liquidity to offset deposit reductions and fund loan growth.  There were no short-term borrowings at December 31, 2006 or December 31, 2005. During 2006 the average balance of short-term borrowings was $2.3 million and the highest month end balance of short-term borrowings was $63 million.  Short-term borrowings consist primarily of federal funds purchased and borrowings from the Federal Home Loan Bank of San Francisco (FHLB).  The Bank maintains collateralized lines of credit with the FHLB. The Company pledges both loans and investment securities to the FHLB as needed to secure borrowings. At December 31, 2006, the fair market value of investment securities that were pledged to the FHLB was $35.6 million.  There were $149.1 million in loans pledged to secure the other borrowings at December 31, 2006 and none at December 31, 2005.  Based on the FHLB stock requirements at December 31, 2006, these lines provided for maximum borrowings of approximately $194.6 million.  The Company also has available unused lines of credit totaling $19.8 million for federal funds transactions with its correspondent banks at December 31, 2006.

Junior Subordinated Debentures

On June 26, 2002, the Company formed North Bay Statutory Trust I (Trust), a Connecticut statutory business trust, for the purpose of issuing trust preferred securities. During June 2002, the Trust issued $10 million in floating rate Cumulative Trust Preferred Securities (Securities). The Securities bear interest at a rate of Libor plus 3.45% and had an initial interest rate of 5.34%. As of December 31, 2006, the interest rate was 8.81%. The Securities will mature on June 26, 2032, but earlier redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules.

As a result of the adoption of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), the Company de-consolidated the Trust as of March 31, 2004. As a result, the junior subordinated debentures issued by the Company to the Trust, totaling $10,310,000, are reflected on the Company’s consolidated balance sheet under the caption, Junior Subordinated Debentures. The Company also recognized its $310,000 investment in the Trust, which is recorded in Interest Receivable and Other Assets. The Trust has no independent assets or operations and exists for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of subordinated debentures issued by the Company.

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

Subject to certain exceptions and limitations, the Company may, from time to time, defer the junior subordinated debenture interest payments, which would result in a deferral of distribution payments on the Securities and, with certain exceptions, prevent the Company from declaring or paying cash distributions on the Company’s common stock or debt securities that rank junior to the junior subordinated debentures.

Off Balance Sheet Arrangement

The Company does not have off-balance sheet arrangements, as defined by Regulation S-K.  The Company does have loan commitments and letters of credit.  For additional information, please see Note 15 to the Consolidated Financial Statements at Item 8 of this report.

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2006:

(1) These amounts represent known certain payments to participants under the Company’s deferred compensation and supplemental retirement plans.  See Note 13 to the consolidated financial statements at Item 8 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.

Liquidity and Capital Adequacy

The Company’s liquidity is determined by the level of assets (such as cash, federal funds sold and unpledged marketable securities together with other funding sources) that are readily convertible to cash and cash equivalents and other funding sources to meet customer withdrawal and borrowing needs.  The Company’s liquidity position is reviewed by management on a regular basis to verify that it is adequate to meet projected loan funding and potential withdrawal of deposits.

In addition to investment securities classified as available for sale, the Company also has available funding from other sources such as the Federal Home Loan Bank and federal fund lines of credit.  As of December 31, 2006, the Company had approximately $100.5  million available from these sources for borrowing. The Company relies on these funding sources to assist in funding loans when loan demand outpaces deposit growth.

At year-end 2006, liquid assets (defined as cash, Federal funds sold, deposits in other financial institutions and unpledged securities categorized as available-for-sale) represented 17% of total assets, as compared with 26% as of year-end 2005. The level of liquid assets at December 31, 2006 exceeds the liquidity required by the Company’s liquidity policy. Management expects to be able to meet the liquidity needs of the Company during 2007 primarily through balancing loan growth with corresponding increases in deposits. The Company relied on borrowings from FHLB and federal funds lines during 2006 due to loan growth and deposit decrease.  For additional information regarding borrowing arrangements, see Note 6 to the Consolidated Financial Statements.

The Company’s capital ratios remained relatively steady during 2006 compared with 2005 levels. As of December 31, 2006, the Company’s total risk-based capital ratio, Tier 1 risk-based capital ratio and leverage ratio were 13.7%, 12.8% and 10.5%, respectively. These compare with ratios of 13.0%, 12.0% and 9.9% as of December 31, 2005.

On February 26, 2007, the Board of Directors of Bancorp declared a $0.14 per share cash dividend for shareholders of record as of March 8, 2007, payable on March 26, 2007.

In February 2006, the Company declared a 5% stock dividend and a $0.14 per share cash dividend for shareholders of record as of March 22, 2006. The stock dividend only affected the Company’s capital and its capital ratios to the extent that cash was distributed in lieu of fractional shares.  Accordingly, the stock dividend did not materially impact the Company’s overall capital. The cash dividend  totaled $591,000, equating to a reduction in the Company’s leverage ratio of approximately 0.10%.

Item 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The Company manages the market risk associated with its asset and liability management activities as described below.

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

At December 31, 2006, the NII simulation showed modest asset-sensitivity to proportional rate shifts. A +200 basis point proportional shift would raise twelve-month NII by 3.11 percent, while a similar downward shift would reduce it by 3.35 percent.  Continued enhancements to the Company’s interest rate risk modeling may make prior-year comparisons of NII less meaningful.

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

At December 31, 2006 and December 31, 2005, the securities available for sale portfolio totaled $88.4 million and $124.5 million, respectively.  The estimated effective duration of the available for sale portfolio was 3.0 at December 31, 2006 and at December 31, 2005.

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

The following interest rate sensitivity table shows our repricing gaps as of December 31, 2006. In this table transaction deposits,  which may be repriced at will by us, have been included in the less than 3-month  category. The inclusion of all of the transaction  deposits in the less than 3-month repricing category  causes us to appear  liability  sensitive. Because we may reprice our transaction deposits at will,  transaction  deposits may or may not reprice immediately with changes in interest rates. In recent years of moderate interest rate changes, our earnings have reacted  as though the gap position  is slightly asset   sensitive mainly because the magnitude of interest-bearing  liability  repricing  has  been  less  than the  magnitude  of interest-earning asset repricing.  This difference in the magnitude of asset and liability  repricing is mainly due to our strong core deposit base, which although they may be repriced within three months,  historically,  the timing of their  repricing  has been longer than three  months and the  magnitude of their repricing has been minimal.

Due to the limitations of gap analysis,  as described  above,  we do not actively  use gap analysis in managing interest rate risk. Instead,  we rely on the more  sophisticated  interest rate risk simulation model described above as our primary tool in measuring and managing interest rate risk.

The following table sets forth the repricing opportunities for rate-sensitive assets and rate-sensitive liabilities at December 31, 2006. Rate sensitivity analysis usually excludes noninterest-bearing demand deposits, which totaled $155,691,000. Rate-sensitive assets and rate-sensitive liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

	(In 000's)
	3 Months or Less	Over 3 Months to 1 Year	Over 1 Year To 5 Years	Over 5 Years	Total
INTEREST RATE-SENSITIVE ASSETS
Loans, gross	$ 141,021	$ 36,767	$ 201,607	$ 81,241	$460,636
Interest-bearing deposits in other banks					-
Investment securities	2,206	370	25,396	60,393	88,365
Federal funds sold	42,410	-	-	-	42,410
Total	185,637	37,137	227,003	141,634	591,411

INTEREST RATE-SENSITIVE LIABILITIES
Interest-bearing demand deposits	132,251	-	-	-	132,251
Savings and money market deposits	102,184	-	-	-	102,184
Time deposits >$100,000	25,781	28,825	4,691	-	59,297
Other time deposits	11,554	10,361	4,227	-	26,142
Other borrowings	-	35,000	69,000	-	104,000
Junior subordinated debentures	10,310	-	-	-	10,310
Total	282,080	74,186	77,918	-	434,184

Interest sensitivity gap	$ (96,443)	$ (37,049)	$ 149,085	$ 141,634	$157,227
Cumulative sensitivity gap	$ (96,443)	$(133,492)	$ 15,593	$ 157,227

As a percentage of interest rate-sensitive assets:
Interest sensitivity gap	-16.31%	-6.26%	25.21%	23.95%
Cumulative sensitivity gap	-16.31%	-22.57%	2.64%	26.59%

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of  Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

NORTH BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,		
	2006	2005	2004
	(Dollars in thousands, except per share amounts)		
Interest Income			
Loans, including fees	$ 33,923	$ 28,516	$ 22,828
Investment securities:			
Taxable	3,759	3,498	2,945
Tax exempt	820	541	522
Federal funds sold	478	1,187	290
Total interest income	38,980	33,742	26,585
Interest Expense			
Deposits	5,485	3,790	2,588
Other borrowings	3,459	552	396
Junior subordinated debentures	942	740	559
Total interest expense	9,886	5,082	3,543
Net interest income	29,094	28,660	23,042
Provision for loan losses	200	815	620
Net interest income after provision for loan losses	28,894	27,845	22,422
Noninterest Income			
Service charges and other fees	2,073	2,073	2,249
Gain on sale of investment securities, net	18	0	262
Other income	2,456	1,991	1,687
Total noninterest income	4,547	4,064	4,198
Operating Expenses			
Salaries and related benefits	12,665	11,171	9,993
Occupancy	1,845	1,787	1,487
Equipment	2,002	2,037	2,018
Other	5,949	6,176	5,038
Total operating expenses	22,461	21,171	18,536
Income before provision for income taxes	10,980	10,738	8,084
Provision for income taxes	3,854	4,105	3,020
Net income	$ 7,126	$ 6,633	$ 5,064
Net income per common share - basic	$ 1.73	$ 1.63	$ 1.26
Net income per common share - diluted	$ 1.66	$ 1.56	$ 1.23

The accompanying notes are an integral part of these consolidated financial statements.

NORTH BAY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		
	2006	2005	2004
	(Dollars in thousands)		
Cash flows - operating activities			
Net income	$ 7,126	$ 6,633	$ 5,064
Reconcilement of net income to net cash from operations:			
Depreciation and amortization	1,192	1,466	1,628
Amortization of minimum pension liability intangible	104	-	-
Amortization of losses on low income housing tax credits	389	-	-
Provision for loan losses	200	815	620
Amortization of deferred loan fees, net	(582)	(865)	(631)
Proceeds from sale of SBA loans	3,594	-	-
Gain on sale of SBA loans	(181)	-	-
Amortization of discount on SBA loan sales	(2)	-	-
Proceeds from sale of loans held for sale	-	95,863	293,296
Purchase of loans held for sale	-	(91,259)	(294,805)
Investment security (accretion) amortization, net	(6)	36	208
Stock based compensation	468	-	-
Excess tax benefit from stock based compensation arrangements	(303)	-	-
Provision for deferred income taxes	(570)	(869)	(177)
Increase in cash value of bank-owned life insurance	(408)	(298)	(357)
Gain on sale of investment securities, net	(18)	-	(262)
Loss on disposal of premises and equipment	75	-	-
Changes in:			
Interest receivable and other assets	(2,472)	(874)	(359)
Interest payable and other liabilities	27	1,508	595
Operating cash flows, net	8,633	12,156	4,820
Cash flows - investing activities			
Investment securities available for sale:			
Proceeds from maturities and principal payments	28,065	13,577	35,672
Proceeds from sale	8,301	-	4,322
Purchases	-	(43,568)	(44,839)
Equity securities:			
Purchases	-	(2,173)	(3,244)
Proceeds from sale of loans	16,031	-	-
Net increase in loans	(64,688)	(35,825)	(70,479)
Purchases of premises and equipment	(1,784)	(605)	(1,055)
Purchase of bank-owned life insurance	-	(1,250)	-
Investing cash flows, net	(14,075)	(69,844)	(79,623)
Cash flows -financing activities			
Net (decrease) increase in deposits	(40,828)	31,900	78,048
Proceeds from other borrowings	90,000	-	19,000
Maturities of other borrowings	(5,000)	-	-
Proceeds from exercise of stock options including related tax benefits	1,201	1,496	492
Cash dividends and fractional shares paid on common stock	(607)	(571)	(481)
Financing cash flows, net	44,766	32,825	97,059
Net change in cash and cash equivalents	39,324	(24,863)	22,256
Cash and cash equivalents at beginning of period	35,444	60,307	38,051
Cash and cash equivalents at end of period	$ 74,768	$ 35,444	$ 60,307
Supplemental disclosure of cash flow activity:			
Cash paid for interest expense	$ 9,221	$ 4,749	$ 3,376
Cash paid for income taxes	$ 4,290	$ 4,465	$ 3,777
Income tax benefit from exercise of stock options	$ 303	$ 382	$ 65
Supplemental disclosure of noncash activities:			
Unrealized gain (loss) on investment securities available for sale	$ 214	$ (2,233)	$ (498)
Stock dividends	$ 5,811	$ 4,996	$ 3,706

The accompanying notes are an integral part of these consolidated financial statements.

NORTH BAY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

North Bay Bancorp (Bancorp), established on November 1, 1999, is a registered bank holding company headquartered in Napa, California.  Bancorp’s principal line of business is serving as a holding company for The Vintage Bank (the Bank), a California state chartered bank.  Effective January 15, 2005, Solano Bank, which had previously been a separate subsidiary of Bancorp, was merged into the Bank and is now an operating division.  The Bank operates six offices in the California county of Napa and four offices in the California county of Solano. The Bank offers a full range of commercial banking services to individuals and the business and agricultural communities. Most of the Bank’s customers are retail customers and small to medium-sized businesses.

In addition, the Company established the following wholly-owned subsidiary for the purpose of issuing trust preferred securities to investors and holding floating rate junior subordinated deferrable interest debentures (the “subordinated debentures”) issued and guaranteed by the Company, the North Bay Statutory Trust I (the Trust).  Proceeds from the subordinated debentures were used to  provide regulatory capital for the subsidiary banks and for general corporate purposes.

The consolidated financial statements of Bancorp and subsidiaries (collectively, the Company) are prepared in conformity with accounting principles generally accepted in the United States of America. The more significant accounting and reporting policies are discussed below.

Principles of Consolidation

The consolidated financial statements include the accounts of Bancorp and the Bank.  All material intercompany transactions and accounts have been eliminated in consolidation.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry.

For financial reporting purposes the Company’s investment in the Trust is accounted for under the equity method and is included in other assets on the consolidated balance sheet.  The subordinated debentures issued and guaranteed by the Company and held by the Trust are reflected on the Company’s consolidated balance sheets.  See Note 7.

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

Investment Securities

Investments in debt and equity securities are classified as “held to maturity” or “available for sale”. Investments classified as held to maturity are those that the Company has the ability and intent to hold until maturity and are reported at cost, adjusted for the amortization or accretion of premiums or discounts. None of the Company’s investment securities were classified as held to maturity at December 31, 2006 or 2005.  Investments classified as available for sale are reported at fair value with unrealized gains and losses net of related tax, if any, reported as other comprehensive income and included in shareholders’ equity.

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

The Bank invests in a qualified affordable housing project which provides benefits in the form of tax credits.  The Company accounts for this investment under the equity method.  This investment is included in interest receivable and other assets on the Company’s consolidated balance sheet .

The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB) and a member of the Federal Reserve Bank (FRB).  As a condition of membership, the Bank is required to purchase stock with the FHLB and FRB. The amount of FHLB and FRB stock required to be purchased is based on the borrowing capacity desired by the Bank. No ready market exists for these stocks and they have no quoted market value.  The stocks are redeemable at par and are valued at cost.  These stocks are included in interest receivable and other assets on the Company’s consolidated balance sheet.

Loans

Loans are stated at the principal amount outstanding net of unearned income. Nonrefundable loan origination fees and direct loan origination costs are deferred and amortized into income over the estimated life of the loan. The majority of the Company’s interest income is accrued on a simple interest basis.

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.  Restructured loans are loans on which concessions in terms have been granted because of the borrowers’ financial difficulties. Interest is generally accrued on such loans in accordance with the new terms. The Bank defines a loan as impaired when it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

Allowance for Loan Losses

The Bank maintains an allowance for loan losses at a level considered adequate to provide for probable losses inherent in the existing loan portfolio. The allowance is increased by provisions for loan losses and reduced by net charge-offs. The allowance for loan losses is based on estimates, and actual losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The Bank performs credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience, and other factors in determining the adequacy of the allowance.  The bank also has an allowance for unfunded commitments of $142,000 and $143,000 at December 31, 2006 and 2005, respectively.  The allowance for unfunded commitments is included in interest payable and other liabilities on the Company’s consolidated balance sheet and represents an allowance for loan commitments that have not yet been funded.

Loans Sales and Servicing

Loans originated or purchased and considered held for sale are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized losses are recognized through a valuation allowance by charges to income.  Market value is determined by the specific identification method as of the balance sheet date or the date on which investors have committed to purchase the loans.  At the time the loans are sold, the related right to service the loans are either retained, earning future servicing income, or released in exchange for a one-time servicing-released premium.  Loans subsequently transferred to the loan portfolio are transferred at the lower of cost or market value at the date of transfer.  Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method.  There were no loans held for sale at December 31, 2006 or 2005.

Servicing rights acquired through the purchase or the origination of loans which are sold with servicing rights retained are recognized as separate assets or liabilities. Servicing assets or liabilities are recorded at the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are subsequently amortized in proportion to and over the period of the related net servicing income or expense. Servicing assets are periodically evaluated for impairment. Servicing rights were not considered material.

The guaranteed portion of certain Small Business Administration (SBA) loans are sold to third parties with the unguaranteed portion retained.  A premium in excess of the adjusted carrying value of the loan is generally recognized at the time of sale.  A portion of this premium may be required to be refunded if the borrower defaults or the loan prepays within ninety days of the settlement date.  However, there were no sales of loans subject to these recourse provisions at December 31, 2006, 2005 or 2004.  SBA loans with unpaid balances of $3,275,000 were being services for others at December 31, 2006 and there were no SBA loans being serviced for others at December 31, 2005.

During the year ended December 31, 2006, commercial loans totaling $16,031,000 were sold at par with no gain or loss recognized.  At December 31, 2006, commercial loans sold totaling $16,020,000 were serviced for others.  These loans were sold without recourse and, therefore, their balances are not included in the consolidated balance sheet.  There were no loans sold during 2005 or 2004.

Participations in commercial loan sales totaling $9,836,000 and $10,209,000 were serviced for others as of December 31, 2006 and 2005, respectively.  These loans were sold without recourse and, therefore, their balances are not included in the consolidated balance sheet.

Other Real Estate Owned

Other real estate owned represents real estate acquired through foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  There was no other real estate owned at December 31, 2006 and 2005.

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

Bank-Owned Life Insurance

The Company owns bank-owned life insurance policies (BOLI) on certain executives.  Typically, the Company purchases single premium BOLI policies and those premiums are recorded at their cash surrender values.  Changes in cash surrender values are included in noninterest income.

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

At December 31, 2006 and 2005, the Company had intangible assets totaling $0 and $734,000, respectively.  The intangible assets resulted from additional minimum pension liabilities recorded by the Company in 2005 related to the Company’s supplemental retirement plans.  The intangible assets were being amortized on a straight line basis over 8 years.  During 2006 the Company adopted SFAS 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), which requires that previously unrecognized actuarial gains or losses, prior service costs or credits and transition obligations or assets be recognized generally through adjustments to accumulated other comprehensive income and credits to prepaid benefit cost or accrued benefit liability.  As a result of the these adjustments, the current funded status of defined benefit pension plans and other postretirement benefit plans is reflected in the Company’s consolidated balance sheet as of December 31, 2006.  Refer to Note 13.

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

Stock-Based Compensation

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), using the modified-prospective transition method. Under this transition method, compensation cost recognized  during the year ended December 31, 2006 includes: (a) compensation  cost for all share-based  awards granted prior to, but not yet vested as of, January 1, 2006,  based on the  grant-date  fair value and related service period estimates in accordance with the original  provisions of SFAS 123 and (b)  compensation  cost for all  share-based  awards  granted  subsequent to January 1, 2006,  based on the grant-date fair value and related service periods estimated in accordance  with the provisions of SFAS 123R that have vested during the reporting period.  Under the provisions of the modified-prospective  transition  method,  results for the year ended December 31, 2005 have not been restated.  The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

Prior to the adoption of SFAS 123R, the Company used the intrinsic value method to account for its stock  option plans (in  accordance  with the  provisions  of Accounting  Principles Board Opinion No. 25).  Intrinsic value is the difference between share fair market value and option  exercise  price.  Under this method, compensation  expense was recognized for awards of options to purchase shares of common stock to employees under compensatory plans only if the fair market value of the stock at the option grant date (or other  measurement date, if later) was greater  than the amount the  employee was required to pay to acquire the stock. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation  (SFAS 123),  permitted  companies to continue  using the intrinsic value  method or to adopt a fair value based  method to account for stock option plans.  The fair value based method would have resulted in the recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period.

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

The Company did not recognize  any gain or loss  resulting  from the  cumulative effect of a change in accounting principle upon adoption of SFAS 123R on January 1, 2006. Based on the stock-based compensation awards outstanding as of December 31,  2005,  for which the  requisite  service  was not fully  rendered  prior to January 1,  2006,  and any  subsequent  option and restricted stock grants as of December 31, 2006,  the Company expects to recognize total pre-tax stock-based compensation  cost of approximately $1,015,000 related to  outstanding  stock option and restricted stock grants,  of which  $468,000 was recognized  during the year ended December 31, 2006 in  accordance  with the  accounting requirements  of  SFAS 123R.  The  after-tax  effect of adopting SFAS 123R was a reduction of net income of $362,000 and a reduction in diluted  earnings per  share  of $.08, for the year ended December 31, 2006.  Future levels of compensation  cost  recognized   related  to stock-based   compensation   awards  may  be  impacted  by  new  awards   and/or modifications, repurchases and cancellations of existing awards.

For the years ended December 31, 2005 and 2004, had the compensation  cost for  the Company’s option plans been determined using the fair-value method of SFAS 123, the  Company’s  net income and earnings per share would have been reduced to the pro forma amounts indicated below:

The fair value of employee stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model.  Expected volatilities are based on historical volatility of the Company's stock and other factors over the expected term of the option.  The expected term of options granted is derived from guidance provided in the Securities and Exchange Commissions' Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The estimated dividend yield over the term of the option is based upon current dividend practices.  The following assumptions were used for the years ended December 31, 2006, 2005 and 2004:

In February 2002, the Company adopted the North Bay Bancorp 2002 Stock Option Plan (2002 Plan) covering officers,  employees,  directors, and certain independent contractors of the Company.  The 2002 Plan does not allow for the settlement of awards in cash and new shares are issued upon exercise of the options.  Under the 2002 Plan, the option price cannot be less than the fair market  value of the  Common  Stock at the date of grant and the stock must be paid for in full at the time of exercise. Options for the 2002 Plan expire no later than the tenth anniversary of the grant date.   Vesting schedules under the 2002 Plan are determined individually for each grant.

On May 17, 2006, at the 2006 Annual Meeting of Shareholders, the shareholders of North Bay Bancorp approved amendments to the 2002 Plan.  As a result of the amendments, the 2002 Plan is now entitled the North Bay Bancorp Amended and Restated 2002 Incentive Compensation Plan (the “Amended and Restated Plan”).  In addition to certain nonsubstantive changes, the Amended and Restated Plan increases the number of shares of the Company’s Common Stock available for grant and expands the types of equity-based awards that may be granted.  The Amended and Restated Plan will be administered by the Compensation Committee, except that any awards to directors or executive officers of the Company or its affiliates recommended by the Compensation Committee must be approved by the independent members of the Board of Directors of the Company.

The Amended and Restated Plan permits the grant of stock appreciation rights, restricted stock, performance shares and performance units in addition to grants of incentive stock options and non-statutory stock options.  The Amended and Restated Plan has also been amended to increase the number of shares of Common Stock available for grant under the 2002 Plan by 92,664 shares, from 236,540 to 329,204 shares.  As a result, the number of shares available for grant under the Amended and Restated Plan when combined with the number of shares of Common Stock currently subject to outstanding options under the 2002 Plan would equal 817,275 or 20% of the current outstanding Common Stock of the Company.

Restricted Common Stock Awards

During the year ended December 31, 2006, the Company granted 25,750 shares of restricted common stock, of which 1,600 were forfeited, to selected officers, which had a fair market value of $28.40 per share and a weighted average grant date fair value of $28.60 on December 31, 2006. These restricted common stock awards cliff vest on the fifth anniversary of the grant date or upon change in control.  As of December 31, 2006, 24,150 shares of restricted stock are outstanding, nonvested and expected to vest.  The compensation cost that has been charged against income for restricted stock awards was $61,000 for the year ended, December 31, 2006. The total income tax benefit recognized in the income statement for restricted stock awards was $25,000 for the year ended December 31, 2006.  At December 31, 2006, the total compensation cost related to nonvested restricted common stock but not yet recognized was $491,000.  The Company expects an annual forfeiture rate of 9% on non-vested restricted common stock due to the five year cliff vesting.  Restricted common stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of approximately 4.75 years and will be adjusted for subsequent changes in estimated forfeitures. The intrinsic value of restricted common stock outstanding was $686,000 as of December 31, 2006.

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

The components of accumulated other comprehensive (loss) / income included in shareholders’ equity, are as follows:

Derivative instruments

Derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, are required to be recognized as either assets or liabilities in the statements of financial position and recorded at fair value. The Company does not currently utilize derivative instruments in its operations and does not engage in hedging activities.

Recent Accounting Pronouncements

Accounting for Servicing of Financial Assets

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140.  SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value.  Under SFAS 156, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class.  An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date. SFAS 156 permits an entity to reclassify certain available-for-sale securities to trading securities provided that they are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities subsequently measured at fair value.  The provisions of SFAS 156 are effective for an entity as of the beginning of its first fiscal year that begins after September 15, 2006 and the Company will adopt these provisions on January 1, 2007.  Management does not expect the adoption of SFAS 156 to have a material impact on the Company's financial position or results of operations.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  The Company presently recognizes income tax positions based on management’s estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB statement No. 5, Accounting for Contingencies.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt FIN 48 on January 1, 2007.  If there are changes in net assets as a result of the application of FIN 48, these will be accounted for as an adjustment to the opening balance of retained earnings.  Management does not expect the adoption of FIN 48 to have a material impact on the Company's financial position or results of operations.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The provisions should be applied prospectively, except for certain specifically identified financial instruments.  Management does not expect the adoption of SFAS 157 to have a material impact on the Company's financial position or result of operations.

Accounting for Purchases of Life Insurance

In September 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (the Task Force) on Issue No. 06-5 (EITF 06-5) Accounting for the Purchases of Life Insurance – Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4 (FTB 85-4).  FTB 85-4 indicates that the amount of the asset included in the balance sheet for life insurance contracts within its scope should be "the amount that could be realized under the insurance contract as of the date of the statement of financial position."  Questions arose in applying the guidance in FTB 85-4 related to whether "the amount that could be realized" should consider 1) any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value and 2) the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time.  EITF 06-5 determined that "the amount that could be realized" should 1) consider any additional amounts included in the contractual terms of the policy and 2) assume the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy).  Any amount that is ultimately realized by the policy holder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the "amount that could be realized."  An entity should apply the provisions of EITF 06-5 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods.  The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2007.  Management has not yet completed its evaluation of the impact that EITF 06-5 will have.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-4) Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee.  EITF 06-4 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy. An entity should apply the provisions of EITF 06-4 either through a change in accounting principle through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods.  The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2007.  Management expects to complete its evaluation of the impact of EITF 06-4 during the first quarter of 2007.

Reclassifications

Certain amounts previously reported in the 2005 and 2004 financial statements have been reclassified to conform to the 2006 presentation. These reclassifications did not affect previously reported net income or total shareholders’ equity.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and carrying value of investments in debt and equity securities at December 31, 2006 and 2005 are summarized in the following tables:

The following tables show fair values and unrealized losses of debt securities in the available-for-sale portfolio at December 31, 2006 and 2005, by length of time that individual securities in each category have been in a continuous loss position:

As of December 31, 2006, the Company identified forty-eight investments totaling $72.6 million that had unrealized losses of $1.7 million for a period of greater than twelve months.  Of the forty-eight investments, $12.7 million related to four securities classified as securities of the U.S. Treasury and other government agency obligations, $51.7 million related to twenty securities classified as mortgage-backed securities and collateralized mortgage obligations and $8.2 million related to twenty-four securities classified as municipal securities.  The unrealized losses associated with these securities were due solely to market interest rate movements and the Company has the ability and intent to hold these investments until a market recovery or maturity, thus, the impairment was deemed to be temporary.  Market valuations and impairment analysis on assets in the investment portfolio are reviewed and monitored on an ongoing basis.  Unrealized losses on eighty securities were not significant at December 31, 2006.

The amortized cost and estimated carrying value of debt securities at December 31, 2006 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2006, the Company had investments in mortgage-backed securities with an amortized cost basis totaling $58,528,000. The contractual maturities, or principal repayments, of these securities will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities is categorized based on final maturity date. At December 31, 2006, the Company estimates the average life of these mortgage-backed securities to be approximately 5.2 years. Average life is defined as the weighted average time span to principal repayment, with the amount of the principal paydowns weighted for both scheduled and unscheduled paydowns.

As of December 31, 2006 and 2005, securities carried at $5,499,000 and $4,719,000, respectively, were pledged to secure public deposits as required by law.

Total proceeds from the sale of securities available-for-sale during 2006, 2005 and 2004 were $8,301,000, $0 and $4,322,000, respectively.  Gross gains of  $18,000, $0 and $262,000 were realized on those sales in 2006, 2005 and 2004, respectively.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

At December 31, 2006 and 2005, the loan portfolio, consisted of the following (net of deferred loan fees of $819,000, and $1,448,000, respectively):

Changes in the allowance for loan losses are as follows:

Non-accrual loans were $250,000 at December 31, 2006.  There were no loans on non-accrual status at December 31, 2005. The interest forgone during 2006 was $6,000. No interest was foregone during 2005 or 2004. As of December 31, 2006 and 2005, there were no loans 90 days or more past due but still accruing interest.  There were no restructured loans during 2006 or 2005.

As of December 31, 2006 the balance of impaired loans was $250,000 and the related allowance for loan losses for impaired loans was $75,000.  At December 31, 2005 and 2004 there were no impaired loans and no related allowance for loan losses for impaired loans.  The average recorded investment in impaired loans for the years ended December 31, 2006, 2005 and 2004 was $208,000, $0 and $0, respectively.  The company recognized $8,000, $0 and $0 in interest income on impaired loans during these same periods.  Interest income recognized was $14,000, $0 and $0 on a cash basis on impaired loans during these same periods.  Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, in which case payments received are recorded as reductions of principal.

Salaries and benefits totaling $736,000, $300,000 and $326,000 were deferred as origination costs during 2006, 2005, and 2004, respectively.

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2006 and 2005 consisted of the following:

Depreciation and amortization expense, included in occupancy expense and equipment expense, was $1,193,000, $1,466,000 and  $1,628,000 in 2006, 2005 and 2004, respectively.

NOTE 5 - DEPOSITS

The following is a summary of deposits at December 31, 2006 and 2005:

The following table presents interest expense for each deposit type for the years ended December 31, 2006, 2005, and 2004.

At December 31, 2006, the scheduled maturities of total time deposits were as follows:

NOTE 6 - OTHER BORROWINGS

The following table summarizes other borrowings as of December 31, 2006 and 2005:

Total borrowings were $104 million and $19 million at December 31, 2006 and 2005, respectively.  The increase in borrowings was used to provide liquidity to offset deposit reductions and fund loan growth.  There were no short-term borrowings at December 31, 2006 or December 31, 2005. During 2006 the average balance of short-term borrowings was $2.3 million and the highest month end balance of short-term borrowings was $63 million.  Short-term borrowings consist primarily of federal funds purchased and borrowings from the Federal Home Loan Bank of San Francisco (FHLB).  The Bank maintains collateralized lines of credit with the FHLB. The Company pledges both loans and investment securities to the FHLB as needed to secure borrowings. At December 31, 2006, the fair market value of investment securities that were pledged to the FHLB was $35.6 million.  There were $149.1 million in loans pledged to secure the other borrowings at December 31, 2006 and none at December 31, 2005.  Based on the FHLB stock requirements at December 31, 2006, these lines provided for maximum borrowings of approximately $194.6 million.  The Company also has available unused lines of credit totaling $19.8 million for federal funds transactions with its correspondent banks at December 31, 2006.

NOTE 7 – JUNIOR SUBORDINATED  DEBENTURES

On June 26, 2002, the Company formed North Bay Statutory Trust I (Trust), a Connecticut statutory business trust, for the purpose of issuing guaranteed undivided beneficial interests in junior subordinated debentures (trust preferred securities). During June 2002, the Trust issued $10,310,000 in floating rate Cumulative Trust Preferred Securities (Securities). The Securities bear interest at a rate of 3-month Libor plus 3.45% and had an initial interest rate of 5.34%; as of December 31, 2006 the interest rate was 8.81%. The Securities will mature on June 26, 2032, but earlier redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules.

The junior subordinated debentures issued by the Trust are redeemable in whole or in part on or after June 26, 2007, or at any time in whole, but not in part, upon the occurrence of certain events as noted above.  The Securities are included in Tier 1 capital for regulatory capital adequacy determination purposes, subject to certain limitations.  The Company fully and unconditionally guarantees the obligations of the Trust with respect to the issuance of the Securities.

Subject to certain exceptions and limitations, the Company may, from time to time, defer the junior subordinated debenture interest payments, which would result in a deferral of distribution payments on the Securities and, with certain exceptions, prevent the Company from declaring or paying cash distributions on the Company’s common stock or debt securities that rank junior to the junior subordinated debentures.

Interest expense recognized by the Company for the years ended December 31, 2006, 2005, and 2004 related to the subordinated debentures was $942,000, $740,000 and $559,000, respectively.  The amount of deferred costs at December 31, 2006 and 2005 was $30,000 and $90,000, respectively.  The amortization of the deferred costs, which was included in related interest expense, was $30,000 for the years ended December 31, 2006, 2005, and 2004.

NOTE 8 - COMMITMENTS AND CONTINGENCIES (See also NOTE 15)

The Company leases premises for its various offices.  Total rent, net of rental income, on such leases was $901,000, $890,000 and $833,000 in 2006, 2005 and 2004, respectively, and is included in occupancy expenses. The total future minimum lease payments at December 31, 2006 under non-cancelable operating leases are as follows:

The  Company  has  entered  into  employment  agreements with certain officers of the Company providing  severance to the officers in the event of a change in control of the Company and  termination for other than cause.  Other employees losing their job on account of a reduction in force, branch closing, position elimination or displacement by reason of a business combination or sale may be eligible to receive severance pursuant to the Company’s employee handbook.

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements.  Uninsured deposits totaled $15,257,000 at December 31, 2006.

NOTE 9 - SHAREHOLDERS’ EQUITY

The Company declared 5% stock dividends on January 26, 2004, January 24, 2005 and February 27, 2006 as well as a 3-for-2 stock split November 22, 2004.  All prior periods have been restated to reflect the stock dividends and stock split.

NOTE 10 - STOCK OPTIONS

Stock Option Awards

A summary of the status of the Company’s stock option plan at December 31, 2006, 2005 and 2004 and stock option activity during the years then ended is presented in the table below:

During the year ended December 31, 2006, the intrinsic value of options exercised and the fair value of options that vested was  $1,044,000 and $468,000.  Cash received from the exercise of stock options and the related tax benefit during the year ended December 31, 2006 totaled $898,000 and $303,000, respectively.

The following table shows the number,  weighted-average  exercise price, and the weighted  average  remaining  contractual life of options  outstanding, and the number and  weighted-average exercise price of options  exercisable as of December 31, 2006 by range of exercise price:

The following table shows the number, weighted-average exercise price, intrinsic value, weighted average remaining  contractual life to be  recognized  over the remaining vesting  period of  options  exercisable,  options  not yet  exercisable, and total options outstanding as of December 31, 2006:

The options that are not currently exercisable as of December 31, 2006 are expected to vest, on a weighted-average basis, over the next 2.77 years, and the Company is expected to recognize $525,000 of compensation costs related to these options as they vest.  The Company expects a forfeiture rate of 8.1% on nonvested options.

NOTE 11 - OTHER NONINTEREST INCOME AND OTHER OPERATING EXPENSES

The components of Other Noninterest Income for the years ended December 31, 2006, 2005 and 2004 were as follows:

The components of Other Operating Expenses for the years ended December 31, 2006, 2005 and 2004 were as follows:

NOTE 12 - INCOME TAXES

The provision (benefit) for federal and state income taxes for the years ended December 31, 2006, 2005 and 2004 consisted of:

Deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences and the amount of each are as follows as of December 31, 2006 and 2005:

The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income.

The total tax differs from the federal statutory rate of 34% because of the following:

NOTE 13 - RETIREMENT PLANS

401(k) and Profit Sharing Plan

The Company offers a 401(k) and profit sharing plan into which eligible employees may elect to defer a portion of their eligible compensation, not to exceed Internal Revenue Service limitations.  The Company matches the employees’ contributions at a rate set by the Board of Directors (currently 100% of the first 6% of deferral of an individual’s eligible compensation).  The matching contributions are made in cash and vest over the first six years of employment.  The Company makes discretionary contributions to the profit sharing plan that are set by the Board of Directors each year.  Amounts charged to operating expenses under these plans representing the Company’s contributions were $492,000, $460,000 and $301,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred Compensation Plan

In August 1995, the Bank established a Deferred Fee Plan for the directors of the Bank.  The Deferred Fee Plan was subsequently adopted by the Company.  The Deferred Fee Plan allows directors of the Company to defer all or a portion of their compensation.  The Company has purchased insurance on the lives of some of the participants and intends to hold these policies until death to cover the Company’s portion of deferred compensation obligations of $750,000 and $723,000 at December 31, 2006 and 2005, respectively.  Earnings credits on the deferred balances totaling $43,000 in 2006, $38,000 in 2005 and $33,000 in 2004 are included in noninterest expense.

Supplemental Retirement Plans

In January 1999, the Bank established a Director Supplemental Retirement Program (“Director SERP”).  In October 2005, the Company established the 2005 North Bay Bancorp Supplemental Retirement Plan (“2005 SERP”) which is designed to memorialize the Company’s supplemental executive retirement plan pursuant to which the Company had previously entered into Executive Supplemental Compensation Agreements (“Prior Agreements”).  Participants who were eligible to receive benefits pursuant to the Prior Agreements will have their benefits provided by the 2005 SERP.

The Director SERP and 2005 SERP are nonqualified defined benefit plans, unsecured and unfunded, and there are no plan assets.  The defined benefit under the Director SERP represents a stated amount which is fully vested at this time for all participating directors and is payable upon attaining retirement age.  The defined benefit under the 2005 SERP represents a stated amount for key executives that generally vested over a stated service period and is reduced for early retirement.  The Company has purchased insurance on the lives of the directors and executive officers in the plan and intends to use the cash values of these policies ($10,461,000 and $10,053,000 at December 31, 2006 and 2005 respectively) to pay the retirement and death benefit obligations.  If the life insurance contract is terminated by the Company, the Company will have the obligation to pay the retirement and death benefits.  The accrued pension obligation was $2,706,000 and $2,644,000 at December 31, 2006 and 2005, respectively, and is included in “Interest Payable and Other Liabilities” on the balance sheet.  The accrued pension obligation is comprised of accrued pension costs and the additional minimum liability.  Accrued pension costs were $1,735,000 and $1,337,000 as of December 31, 2006 and 2005, respectively.  The additional minimum liability was $971,000 and $1,307,000 at December 31, 2006 and 2005, respectively.  Due to these additional minimum liabilities, the plan also had accumulated other comprehensive loss before taxes of $971,000 at December 31, 2006 and $573,000 at December 31, 2005. The measurement date of the plan is December 31.

The following table sets forth the supplemental retirement plan’s status:

The following benefit payments, which reflect anticipated future events, as appropriate, are expected to be paid over the following years:

The elements of pension costs for the unqualified supplemental retirement defined benefit plan were as follows:

The net periodic pension cost was determined using the following assumptions:

The unrecognized prior service costs are amortized on a straight-line basis over eight years and the ten percent corridor method is used to amortize the cumulative unrecognized net gain or loss over the average expected future service of those expected to receive benefits under the plan.  The average projected future service is 7.07 years.

As a result of the adoption of SFAS 158, Accrued interest receivable and other assets, total assets, accumulated other comprehensive loss, total shareholders equity and total liabilities and shareholders’ equity decreased, net of taxes, $372,000.

NOTE 14 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank makes loans to directors, officers and principal shareholders on substantially the same terms, including interest rates and collateral, as those for comparable transactions with unaffiliated persons. An analysis of net loans to related parties for the year ended December 31, 2006 is as follows:

(In 000's)
Balance at beginning of year	$10,881
Additions	11,589
Repayments	12,077
Balance at end of year	$10,393

Total undisbursed commitments as of December 31, 2006 were $2,636,000.

A law firm in which one of the Company’s directors and one of its officers are principals serves as the Company’s general counsel. During 2006, 2005 and 2004 fees of $227,000, $137,000 and $195,000 respectively, were paid to this firm.

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

The Bank is exposed to credit loss, in the event of non-performance by the borrower, in the contract amount of the commitment. The Bank uses the same credit policies in making commitments as they do for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, is based on management’s credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, inventory, plant and equipment and real property.

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

The contract amounts of commitments not reflected on the Balance Sheets at December 31, 2006 and 2005 were:

	(In 000's)
	2006	2005
Loan commitments	$126,429	$128,183
Standby letters of credit	$6,861	$7,917

The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. At December 31, 2006 there was $1,193,000 issued in financial standby letters of credit and the Bank carried no liability.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  At December 31, 2006 there was $5,668,000 issued in performance standby letters of credit and the Bank has not recorded a liability because the fair value of the guarantee was not significant.  The terms of the guarantees will expire primarily in 2009 with 73%, 26% expiring in 2008, and 1% expiring in 2008. During 2006, the Bank advanced $300,000 on these letters of credit. The Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2006 and 2005:

	(In 000's)
	2006		2005
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$ 74,768	$ 74,768	$ 35,444	$ 35,444
Investment securities	88,365	88,365	124,510	124,510
Loans, net	455,584	448,250	409,956	404,763
Cash surrender value of Bank-owned life insurance	10,461	10,461	10,053	10,053
Accrued interest receivable	2,614	2,614	2,862	2,862

FINANCIAL LIABILITIES
Deposits	$ 475,565	$ 475,654	$ 516,393	$ 516,829
Other borrowings	104,000	100,933	19,000	18,404
Junior subordinate debentures	10,310	10,310	10,310	10,310
Accrued interest payable	1,403	1,403	737	737

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

Cash surrender value of bank-owned life insurance - The carrying amount approximates its fair value.

Accrued interest receivable and payable - The balance approximates its fair value as these instruments have short-term maturities.

Deposits - The fair value of demand deposits, savings accounts and interest-bearing transaction accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the contractual cash flows at current rates offered for similar instruments with the same remaining maturities.

Other Borrowings – The fair value of borrowings is estimated by discounting the contractual cash flows at current rates offered for similar instruments with the same remaining maturities.

Junior subordinated debentures – The balance approximates its fair value due to the structure having frequent repricing interest rates.

Off balance sheet items – The estimated fair value of the Company’s off balance sheet items are not material to the fair value of financial instruments included in the consolidated balance sheets.

NOTE 17 - CONCENTRATIONS OF CREDIT RISKS

The majority of the Bank’s loan activity is with customers located in California, primarily in the counties of Napa and Solano. Although the Bank has a diversified loan portfolio, large portions of its loans are for commercial property, and many of the Bank’s loans are secured by real estate in Napa and Solano County. Approximately 76% of the loans are secured by real estate. This concentration is presented below:

NOTE 18 - DIVIDEND RESTRICTIONS

The Company is regulated by the Board of Governors of the Federal Reserve System. Federal Reserve Board regulations prohibit cash dividends, except under limited circumstances, if the distribution would result in a withdrawal of capital or exceed the Bancorp’s net profits then on hand after deducting its losses and bad debts. Furthermore, cash dividends cannot be paid without the prior written approval of the Federal Reserve Board if the total of all dividends declared in one year exceeds the total of net profits for that year, plus the preceding two calendar years, and less any required transfers to surplus under state or federal law.

The shareholders of North Bay Bancorp are entitled to receive dividends when and as declared by its Board of Directors out of funds legally available, subject to the restrictions set forth in the California General Corporation Law. The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: 1) the corporation's assets equal at least 1.25 times its liabilities; and 2) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, then the corporation's current assets must equal at least 1.25 times its current liabilities. The Company could also be restricted from declaring or paying cash dividends if it elected to defer interest payments on the junior subordinated debentures.

One of the primary sources of income for the Company, on a stand-alone basis, is the dividends from the Bank.  The availability of dividends from the Bank is limited by various statutes and regulations. California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). In the event a bank is unable to pay cash dividends due to insufficient retained earnings or net income for its last three fiscal years, cash dividends may be paid under certain circumstances with the prior approval of the California Department of Financial Institutions (the “DFI”).  At December 31, 2006, $23.2 million of the Bank’s retained earnings were available for dividend declaration to the Company without prior regulatory approval.

NOTE 19 - RESTRICTIONS

The Bank is required to maintain reserves with the Federal Reserve Bank of San Francisco equal to a percentage of its reservable deposits.  Reserve balances that were required by the Federal Reserve Bank were $149,000 and $0 at December 31, 2006 and 2005, respectively, and are reported in cash and due from banks on the balance sheet.

NOTE 20 - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory—and possible additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the  Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2006, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2006, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since December 31, 2006 that management believes have changed the institution’s category.

The Company’s and Bank’s actual capital amounts and ratios are also presented in the following tables:

CONDENSED INCOME STATEMENTS
For the years ended December 31, 2006, 2005 and 2004

	(In 000's)
	2006	2005	2004
Income
Interest on investment securities	$-	$-	$74
Service fees from subsidiaries	-	-	5,231
Total income	-	-	5305

Expenses
Interest on junior subordinated debentures	941	740	559
Salaries and related benefits	895	-	4,441
Other expenses	839	469	3,760
Total expenses	2,675	1,209	8,760

Net loss before tax benefit and equity in
net income of subsidiaries	(2,675)	(1,209)	(3,455)
Tax benefit	1,018	498	1,415
Net loss before equity in undistributed net income of subsidiaries	(1,657)	(711)	(2,040)
Equity in undistributed net income of subsidiaries	8,783	7,344	7,104
Net income	$7,126	$6,633	$5,064

NOTE 22 - SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following table sets forth the unaudited quarterly results of operations for 2006 and 2005.  All per share amounts have been adjusted for the 2005 and 2006 stock dividends.

NOTE 23 – SUBSEQUENT EVENTS

On January 17, 2007, the Company entered into a Definitive Agreement and Plan of Reorganization (“Agreement”) with Umpqua Holdings Corporation (“Umpqua”).  Under the terms of the Agreement, the company will merge with and into Umpqua, with Umpqua the surviving Company.  The agreement also provides for the Company’s subsidiary bank to be merged with and into Umpqua Bank, with Umpqua Bank the surviving entity.  The Agreement provides for each outstanding common share of the company to be exchanged for 1.217 shares of Umpqua common stock and for the Company’s outstanding stock options to be converted at the same conversion rate.  Approximately 5.1 million Umpqua common shares are expected to be issued in connection with the merger, which is expected to qualify as a tax-free reorganization.  The transaction is expected to be completed during the second quarter of 2007, subject to the satisfaction of customary conditions, including the favorable vote of the Company’s shareholders and the receipt of either regulatory approvals or waiver, as the case may be.

On February 26, 2007, the Board of Directors of Bancorp declared a $0.14 per share cash dividend for shareholders of record as of March 8, 2007, payable on March 26, 2007.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of management,  including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting  based on the  framework in Internal  Control - Integrated  Framework issued by the Committee of Sponsoring  Organizations of the Treadway Commission.  Based on this  evaluation  under the framework in Internal  Control – Integrated Framework,  management  of the Company has concluded the Company  maintained effective internal control over financial reporting,  as such term is defined in Securities  Exchange  Act of 1934 Rules 13a-15(f),  as of  December  31,  2006. Internal control over financial  reporting cannot provide absolute  assurance of achieving financial reporting objectives because of its inherent limitations.

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

Perry-Smith, LLP, an independent registered public accounting  firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31,  2006, and the Company’s assertion as to the effectiveness of internal control over financial reporting as of December 31, 2006, as stated in its reports, which are included herein.

/s/ Terry L. Robinson

Terry L. Robinson

President and Chief Executive Officer

/s/ Michael W. Wengel

Michael W. Wengel

Executive Vice President and

Chief Financial Officer

March 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

North Bay Bancorp

Napa, California

We have audited the accompanying consolidated balance sheet of North Bay Bancorp and subsidiaries (the "Company") as of December 31, 2006 and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for the year then ended.  We also have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that North Bay Bancorp and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria").  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.  The consolidated financial statements for the Company as of December 31, 2005 and for each of the years in the two-year period ended December 31, 2005 were audited by other auditors whose report, dated March 15, 2006, expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(Continued)

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Bay Bancorp and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that North Bay Bancorp and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria.  Furthermore, in our opinion, North Bay Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

As discussed in Note 23 to the consolidated financial statements, the Company has entered into a definitive agreement to be acquired by Umpqua Holdings Corporation.

/s/ Perry-Smith LLP

Sacramento, California

March 7, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

North Bay Bancorp:

We have audited the accompanying consolidated balance sheets of North Bay Bancorp and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Bay Bancorp and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, California

March 15, 2006

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

Item 9A  - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K, the Company’s  Chief Executive  Officer and Chief  Financial  Officer evaluated the effectiveness of the Company’s  disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities  Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded  that as of December 31, 2006,  the Company’s  disclosure controls and procedures were effective to ensure that the  information  required to be disclosed by the Company in this Annual  Report on Form 10-K was recorded, processed, summarized and reported  within the time periods specified in the SEC’s rules and instructions for Form 10-K.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s  management  is  responsible  for  establishing  and  maintaining effective  internal  control  over  financial  reporting  (as  defined  in  Rule13a-15(f) under the Securities  Exchange Act of 1934 as amended).  The Company’s internal control over financial  reporting is under the general oversight of the Board of  Directors  acting  through  the  Audit  Committee,  which is  composed entirely  of  independent   directors.  Perry-Smith LLP, the Company’s  independent registered  public  accounting firm, has direct and  unrestricted  access to the Audit Committee at all times, with no members of management  present, to discuss its audit and any other matters that have come to its attention  that may affect the Company’s  accounting,  financial reporting or internal controls.  The Audit Committee meets periodically with management,  internal auditors and Perry-Smith LLP to determine that each is fulfilling its responsibilities and to support actions to identify,  measure and control risk and augment  internal control over financial reporting.  Internal control over financial reporting, however,  cannot provide absolute assurance of achieving  financial  reporting  objectives because of its inherent limitations.

Under the supervision and with the participation of management, including the Company’s  Chief  Executive  Officer and Chief  Financial  Officer,  the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2006 based on the framework in "Internal  Control -Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.  Management’s  report on internal control over financial  reporting is set forth on page 77 of this Annual  Report on Form 10-K,  and is  incorporated herein  by  reference.  Management’s assessment of the effectiveness of the Company’s  internal  control over  financial  reporting has been audited by Perry-Smith LLP, an independent  registered public accounting firm, as stated in its report, which  is set  forth on page 78 of this  Annual  Report of Form  10-K, and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

No change in the Company’s  internal control over financial  reporting  occurred during  the  fourth  quarter  of the year  ended  December  31,  2006,  that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

All information  required to be disclosed in a current report on Form 8-K during the fourth quarter of 2006 was so disclosed.

PART III

Item 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information regarding the directors and executive officers of the registrant, see "ELECTION OF DIRECTORS" and "REPORTS OF CHANGES IN BENEFICIAL OWNERSHIP" in the Company's definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "Proxy Statement"), which is incorporated herein by reference.

Code of Ethics

North Bay Bancorp has adopted a Code of Ethics that applies to all its directors, officers and employees, a current copy of which is available to shareholders on the Company’s web-sit. The Company’s web-site is located at www.northbaybancorp.com.

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

Item 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information concerning amounts paid for audit and related fees see the Proxy Statement, which is incorporated herein by reference.

Part IV

Item 15 - EXHIBITS  AND FINANCIAL STATEMENT SCHEDULES

(a)

1.

Financial Statements

(i)  Consolidated Balance Sheets, December 31, 2006 and 2005

(ii)  Consolidated Statements of Operations for the years ended December 2006, 2005, and 2004

(iii)  Consolidated Statements of Comprehensive Income for the years ended December 2006, 2005, and 2004

(iv)  Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2006, 2005, and 2004

(v)  Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004

(vi)  Consolidated Notes to Financial Statements

(vii) Report of Independent Registered Public Accounting Firm

Schedules have been omitted as inapplicable or because the information required is included in the financial statements or notes thereto.

3.

Exhibits

See Exhibit Index on page 86 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH BAY BANCORP

By:       /s/Terry L. Robinson

Terry L. Robinson, President & Chief Executive Officer

Dated: March 5, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

            Date

/s/Thomas N. Gavin

Thomas N. Gavin

Director

March 5, 2007

/s/David B. Gaw

Director and

March 5, 2007

David B. Gaw

Chairman of the Board

/s/Fred J. Hearn Jr.

Fred J. Hearn Jr.

Director

March 5, 2007

/s/Richard S. Long

Director and

March 5, 2007

Richard S. Long

Vice Chairman of the Board

/s/Thomas F. Malloy

Director

March 5, 2007

Thomas F. Malloy

/s/Terry L. Robinson

President, Chief

March 5, 2007

Terry L. Robinson

Chief Executive Officer and Director

(Principal Executive Officer)

/s/Dennis G. Schmal

Director

March 5, 2007

Dennis G. Schmal

/s/Thomas H. Shelton

Director

March 5, 2007

Thomas H. Shelton

.

/s/Stephen C. Spencer

Director

March 5, 2007

Stephen C. Spencer

/s/Denise C. Suihkonen

Director

March 5, 2007

Denise C. Suihkonen

/s/James E. Tidgewell

Director

March 5, 2007

James E. Tidgewell

/s/Gary C. Wallace

Director

March 5, 2007

Gary C. Wallace

/s/Michael W. Wengel

Executive Vice President

March 5, 2007

Michael W. Wengel

Chief Financial Officer

(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.

Description

2.1

Plan of Reorganization and Merger Agreement entered into as of July 30, 1999 by and among The Vintage Bank,  Vintage  Merger Co. and North Bay Bancorp. (1)

2.2

Agreement and Plan of Reorganization by and among Umpqua Holdings Corporation, Umpqua Bank, North Bay Bancorp, and The Vintage Bank, date January 17, 2007

3.1

Restated Articles of Incorporation of Registrant. (11)

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

4.7

Certificate of Determination for the Series A Preferred Stock (attached as Exhibit A to Rights Agreement). (7)

4.8

Rights  Certificate (attached as Exhibit B to Rights  Agreement.)Printed Rights Agreement will not be mailed until the Distribution Date as defined therein. (7)

4.9         Summary of Rights to Purchase  Preferred  Shares (attached as Exhibit C to Rights Agreement). (7)

10.1       Amended North Bay Bancorp Stock Option Plan. (6) *

10.2        North Bay Bancorp 2002 Incentive Compensation Plan, amended and restated as of March 27, 2006,  and related Restricted Stock Award Agreement (13)*

10.3

Sublease  by and between The  Vintage  Bank, as Lessor, and North Bay Bancorp, as Lessee, with respect to premises at 1190 Airport Road, Napa, California. (10)

10.4

Lease  entered  into May 9, 2003 by  Solano  Bank and  Fairfield  West Partners,  LLC for premises at 1411 Oliver Road, Fairfield  California. (2)

10.5

North Bay Bancorp Directors Deferred Fee Plan* (11)

10.6

Amended and Restated Employment Agreement by and between North Bay Bancorp, The Vintage Bank  and Terry L. Robinson dated January 16, 2007.*

10.7

Employment  Agreement  entered  into as of May 1,  2001 by and  between Solano Bank and Glen C. Terry. (5) *

10.7(a)

First  Amendment to Employment  Agreement dated as of March 28, 2005 by and between The Vintage Bank and Glen C. Terry. * (11)

10.7(b)

Amended and Restated Employment Agreement by and Between Umpqua Holdings Corporation and Glen C. Terry effective  subject to the closing of the merger between Umpqua Holdings Corporation and North Bay Bancorp pursuant to the Agreement and Plan of Reorganization dated January 17, 2007.*

10.8

Amended and Restated Employment by and between North Bay Bancorp, The Vintage Bank, and Stephanie Rode dated January 16, 2007. *

10.9

North Bay Bancorp 401K and Profit Sharing Plan.* (11)

10.10

Life Insurance Endorsement Method Split Dollar Plan Agreement for Terry L. Robinson (9). *

10.11

Lease entered  into  January 5, 2004 by North Bay Bancorp and James N. Ditmer, dba Cordelia Edison Partners for a central warehousing facility located at 499 Edison Court Suite A-1, Cordelia California. (2)

10.12

[Intentionally left blank].

10.13

 [Intentionally left blank].

10.14

Life Insurance Endorsement Method Split Dollar Plan Agreement for Glen C. Terry. (9)*

10.15

Amended and Restated Employment  Agreement  by and between North Bay Bancorp, The Vintage Bank and John A. Nerland dated January 16, 2007. *

10.16

The Amended and Restated 2005 North Bay Bancorp Supplemental Executive Retirement Plan effective January 16, 2007.*

10.17

Amended and  Restated  Declaration  of Trust by and Among State  Street Bank and Trust Company of Connecticut,  N.A, as Institutional  Trustee, North Bay Bancorp as Sponsor, and Administrators,  Dated as of June 26, 2002. (6)

10.18

2006 Executive Bonuses*

10.19

2007 Executive Officer Base Salaries*

10.20

Amended and Restated Employment Agreement by and between North Bay Bancorp, The Vintage Bank, and Michael Wengel dated January 16, 2007.*

10.21

 Form of Indemnity Agreement for directors and officers (11)

10.22

John A. Nerland Supplemental Executive Retirement Agreement (14)*

10.23

John A. Nerland Split Dollar Life Plan Agreement (14)*

11.         Statement re:  computation  of per share earnings is included in Note 1 to the  financial  statements to the prospectus  included in Part I of this Registration Statement.

21.         Subsidiaries of Registrant are:  The Vintage Bank, a California banking corporation  and North Bay  Bancorp  Statutory Trust I, a Connecticut  trust.

23.         (a) Consent of Perry-Smith LLP as  independent  public accountants for North Bay Bancorp and The Vintage Bank.

(b) Consent of KPMG LLP as  independent  public  accountants for North Bay Bancorp, The Vintage Bank, and Solano Bank.

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

(5)          Intentionally left blank.

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

(8)         Intentionally left blank.

(9)         Attached  as  Exhibits  10.10,   10.11, and  10.14, respectively, to North Bay Bancorp's Annual Report on Form 10-K for the year ended  December  31, 2001 filed with the  Securities  and Exchange Commission and incorporated herein by reference.

(10)       Attached as Exhibits 10.3 to North Bay Bancorp's  Annual Report as Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission and incorporated herein by reference.

(11)       Attached as Exhibits 3.1, 10.5,  10.7(a).,10.9,  and 10.21,  respectively,  to North Bay Bancorp's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission and incorporated herein by reference.

(12)

Attached as Exhibit  3.2 to North Bay Bancorp's  Quarterly Report as Form 10-Q for the Quarter ended June 30, 2005 filed with the Securities and Exchange Commission and incorporated herein by reference.

(13)

Attached  as  Exhibits  10.1  and  10.2,  respectively, to Registration Statement No. 333-134858 filed by North  Bay Bancorp with the  Securities  and  Exchange  Commission and incorporated herein by reference.

(14)

Attached as Exhibits 10.26 and 10.27, respectively, to North Bay Bancorp's  Annual Report as Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission and incorporated herein by reference.

-88-